Form 10-K
period 2024-12-31
PBF Energy Inc.
filed 2025-02-13
CIK 1534504

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
The aggregate market value of the Common Stock of PBF Energy Inc. held by non-affiliates as of June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $5.3 billion based upon the New York Stock Exchange Composite Transaction closing price.
As of February 7, 2025, PBF Energy Inc. had 115,313,481 shares of Class A common stock and 12 shares of Class B common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
PBF Energy Inc. intends to file with the Securities and Exchange Commission a definitive Proxy Statement for its Annual Meeting of Stockholders within 120 days after December 31, 2024. Portions of the Proxy Statement are incorporated by reference in Part III of this Form 10-K to the extent stated herein.

PBF ENERGY INC.

GLOSSARY OF SELECTED TERMS
Unless otherwise noted or indicated by context, the following terms used in this Annual Report on Form 10-K have the following meanings:
“AB 32” refers to the greenhouse gas emission control regulations in the state of California to comply with Assembly Bill 32.
“ANS” refers to Alaskan North Slope crude oil reflective of West Coast economics, characterized by an American Petroleum Institute (“API”) gravity between 28° and 35°.
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
“MOEM Pipeline” refers to a pipeline that originates at a terminal in Empire, Louisiana approximately 30 miles north of the mouth of the Mississippi River. The MOEM Pipeline is 14 inches in diameter, 54 miles long and transports crude from South Louisiana to the Chalmette refinery and transports Heavy Louisiana Sweet and South Louisiana Intermediate crude.
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
“SBR” refers, collectively, to St. Bernard Renewables LLC and its subsidiaries, a jointly held investment of the Company and Eni.
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

Explanatory Note
This Annual Report on Form 10-K is filed by PBF Energy Inc. (“PBF Energy”) which is a holding company whose primary asset is an equity interest in PBF Energy Company LLC (“PBF LLC”). PBF Energy is the sole managing member of, and owner of an equity interest representing approximately 99.3% of the outstanding economic interests in PBF LLC as of December 31, 2024. PBF Energy operates and controls all of the business and affairs and consolidates the financial results of PBF LLC and its subsidiaries. PBF LLC is a holding company for the companies that directly and indirectly own and operate our business.
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

ITEM 1. BUSINESS
Overview and Corporate Structure
We are one of the largest independent petroleum refiners and suppliers of unbranded transportation fuels, heating oil, petrochemical feedstocks, lubricants and other petroleum products in the United States. We sell our products throughout the Northeast, Midwest, Gulf Coast and West Coast of the United States, as well as in other regions of the United States, Canada and Mexico and are able to ship products to other international destinations. We own and operate six domestic oil refineries and related assets and own a 50% interest in a biorefinery co-located with the Chalmette refinery in Louisiana (the “Renewable Diesel Facility”) through our SBR equity method investment. Our refineries have a combined processing capacity, known as throughput, of approximately 1,000,000 bpd, and a weighted-average Nelson Complexity Index of 12.8 based on current operating conditions. The complexity and throughput capacity of our refineries are subject to change dependent upon configuration changes we make to respond to market conditions, as well as a result of investments made to improve our facilities and maintain compliance with environmental and governmental regulations. We operate in two reportable business segments: Refining and Logistics. Our six oil refineries are all engaged in the refining of crude oil and other feedstocks into petroleum products, and represent the Refining segment. PBFX operates certain logistical assets such as crude oil and refined products terminals, pipelines, and storage facilities, which represent the Logistics segment.
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
As of December 31, 2024, PBF Energy held 115,333,223 PBF LLC Series C Units and our current and former executive officers and directors and certain employees and others held 862,780 PBF LLC Series A Units (we refer to all of the holders of the PBF LLC Series A Units as “the members of PBF LLC other than PBF Energy”). As a result, the holders of PBF Energy’s issued and outstanding shares of its Class A common stock have approximately 99.3% of the voting power in PBF Energy, and the members of PBF LLC through their holdings of Class B common stock have approximately 0.7% of the voting power in PBF Energy.

The following map details the locations of our refineries (each as defined below):

Refining
Our six refineries are located in Delaware City, Delaware, Paulsboro, New Jersey, Toledo, Ohio, Chalmette, Louisiana, Torrance, California and Martinez, California. Each refinery is briefly described in the table below:

Refinery	Region	Nelson Complexity Index (1)	Throughput Capacity (in bpd) (1)	PADD	Crude Processed (2)	Source (2)
Delaware City	East Coast	13.6	180,000	1	light sweet through heavy sour	water, rail
Paulsboro	East Coast	9.1 (3)	155,000 (3)	1	light sweet through heavy sour	water
Toledo	Mid-Continent	11.0	180,000	2	light sweet	pipeline, truck, rail
Chalmette	Gulf Coast	13.0	185,000	3	light sweet through heavy sour	water, pipeline
Torrance	West Coast	13.8	166,000	5	medium and heavy	pipeline, water, truck
Martinez	West Coast	16.1	157,000	5	medium and heavy	pipeline and water
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
See “Item 1A. Risk Factors” and “Item 13. Certain Relationships and Related Transactions, and Director Independence.”

Recent Developments
On February 1, 2025, a fire occurred at our Martinez refinery during preliminary turnaround activities, which resulted in the temporary shutdown of refinery operations. The cause of the fire is currently under investigation. We are assessing the extent of the property damage arising from the fire and potential recoveries from insurance coverage are also being evaluated. At this time, as the cost of repairs, the length of the shutdown and other potential liabilities, including regulatory penalties, arising from the incident are unknown, the operational and/or financial impact cannot be reasonably estimated.
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

The diagram below depicts our organizational structure as of December 31, 2024:

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
PBF Energy Company LLC (PBF LLC)
PBF Green Fuels LLC
50%
St. Bernard Renewables LLC (SBR)
PBFX Holdings Inc.
1%
99%
PBF Logistics LP (PBF Logistics)
PBF Holding Company LLC (PBF Holding)
Revolving Credit Facility
Senior Notes due 2028
Senior Notes due 2030
Operating Subsidiaries
Refining and Other Operating Subsidiaries

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
Our refinery assets as of December 31, 2024 are described below.
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

Delaware City Refinery Units	Nameplate Capacity
Crude Distillation Unit	180,000
Vacuum Distillation Unit	105,000
Fluid Catalytic Cracking Unit	82,000
Hydrotreating Units	180,000
Hydrocracking Unit	24,000
Catalytic Reforming Unit	43,000
Benzene / Toluene Extraction Unit	15,000
Butane Isomerization Unit	6,000
Alkylation Unit	12,500
Polymerization Unit	16,000
Fluid Coking Unit	54,500

Paulsboro Refinery Units	Nameplate Capacity
Crude Distillation Units	155,000
Vacuum Distillation Units	86,000
Fluid Catalytic Cracking Unit	Idled
Hydrotreating Units	102,000
Catalytic Reforming Unit	29,000
Alkylation Unit	Idled
Lube Oil Processing Unit	12,000
Delayed Coking Unit	Idled
Propane Deasphalting Unit	11,000
Feedstocks and Supply Arrangements. We source our crude oil and feedstock needs for the East Coast Refining System through waterborne deliveries, primarily through short-term and spot market agreements. We also have a crude supply contract with Saudi Aramco, the term of which is currently year to year, for up to approximately 100,000 bpd that are processed at the Paulsboro refinery.
Refined Product Yield and Distribution. The Delaware City refinery predominantly produces gasoline, jet fuel, ULSD and ultra-low sulfur heating oil as well as certain other products. Products produced at the Delaware City refinery are transferred to customers through pipelines, barges or at its truck rack. We market and sell all of our refined products to a variety of customers on the spot market or through term agreements. The Paulsboro refinery predominantly manufactures Group I base oils or lubricants and asphalt, jet fuel, and ULSD. Products produced at the Paulsboro refinery are transferred to customers primarily through pipelines, barges, or at its truck rack. We market and sell all of our refined products independently to a variety of customers on the spot market or through term agreements.

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
Energy and Other Utilities. Under normal operating conditions, the Delaware City refinery consumes approximately 75,000 MMBTU per day of natural gas supplied via pipeline from third parties. The Delaware City refinery has a 280 MW power plant located on site that consists of two natural gas-fueled turbines with combined capacity of approximately 140 MW and four turbo generators with combined nameplate capacity of approximately 140 MW. Collectively, this power plant produces electricity in excess of Delaware City’s refinery load of approximately 90 MW. Excess electricity is sold into the Pennsylvania-New Jersey-Maryland, or PJM, grid. Steam is primarily produced by a combination of three dedicated boilers, two heat recovery steam generators on the gas turbines, and is supplemented by secondary boilers at the FCC and Coker. Hydrogen is currently provided via the refinery’s steam methane reformers and continuous catalytic reformer.
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
Feedstocks and Supply Arrangements. We source our crude oil and feedstock needs for the Martinez refinery through connections to the Crimson San Pablo Bay Pipeline, and via waterborne deliveries, primarily through short-term and spot market agreements. We also have crude supply agreements with Shell Trading (US) Company (primarily serving the Martinez refinery) for up to 65,000 bpd, through 2026.
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
Logistics Segment
PBFX, an indirect wholly-owned subsidiary of PBF Energy and PBF LLC, that owns or leases, operates, develops and acquires crude oil and refined products terminals, pipelines, storage facilities and similar logistics assets. PBFX’s operations represent the Logistics segment. PBFX engages in the receiving, handling, storage and transferring of crude oil, refined products, natural gas and intermediates from sources located throughout the United States and Canada for PBF Energy in support of its refineries, as well as for third-party customers. PBFX’s revenue from third-party transactions constituted approximately 9.7% of its revenues in 2024. All other revenues were generated from commercial agreements with PBF Holding. We also have agreements with PBFX that establish fees for certain general and administrative services and operational and maintenance services provided by PBF Holding to PBFX. These transactions, other than those with third parties, are eliminated by us in consolidation.

Principal Products
Our refineries make various grades of gasoline, distillates (including diesel fuel, jet fuel and ULSD) and other products from crude oil, other feedstocks, and blending components. We sell these products through our commercial accounts and sales with major oil companies. For the years ended December 31, 2024, 2023 and 2022, gasoline and distillates accounted for 86.5%, 88.7% and 88.5% of our revenues, respectively.
Customers
We sell a variety of refined products to a diverse customer base. The majority of our refined products are primarily sold through short-term contracts or on the spot market. In addition, we have product offtake arrangements for a portion of our clean products. For the years ended December 31, 2024 and December 31, 2023 only one customer, Shell plc (“Shell”), accounted for 10% or more of our revenues (approximately 13% and 14%, respectively). As of December 31, 2024 and December 31, 2023, only one customer, Shell, accounted for 10% or more of our total trade accounts receivable (approximately 18% and 19%, respectively).
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

Corporate Offices
We currently lease approximately 74,400 square feet for our principal corporate offices in Parsippany, New Jersey. The lease for our principal corporate offices expires in 2026. Functions performed in the Parsippany office include overall corporate management, refinery and health, safety and environmental management, planning and strategy, corporate finance, commercial operations, logistics, contract administration, marketing, investor relations, governmental affairs, accounting, tax, treasury, information technology, legal and human resources support functions.
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

Headcount
As of December 31, 2024, we had approximately 3,855 employees, of which 1,979 are covered by collective bargaining agreements. Our hourly employees are covered by collective bargaining agreements through the United Steel Workers (“USW”), the Independent Oil Workers (“IOW”) and the International Brotherhood of Electrical Workers (“IBEW”). We consider our relations with the represented employees to be satisfactory.

Location	Number of employees	Employees covered by collective bargaining agreements	Collective bargaining agreements	Expiration date
Headquarters	497	—	N/A	N/A
Delaware City refinery	536	377	USW	January 2026
Paulsboro refinery	302	183	IOW	March 2026
Toledo refinery	521	333	USW	February 2026
Chalmette refinery	606	332	USW	January 2026
Torrance refinery	598	309 15	USW IBEW	January 2026 January 2026
Torrance logistics	95	4 37	USW USW	January 2026 April 2027
Martinez refinery	605	320 19	USW IBEW	February 2026 February 2026
Other Logistics assets	95	28 10 12	USW-East Coast Storage Assets USW- East Coast Terminals USW- East Coast Terminals	January 2026 April 2026 March 2028
Total employees	3,855	1,979
Information About Our Executive Officers
The following is a list of our executive officers as of February 13, 2025:

Name	Age (as of December 31, 2024 )	Position
Thomas J. Nimbley	73	Executive Chairman, Chairman of the Board
Matthew C. Lucey	51	President, Chief Executive Officer
Karen B. Davis	68	Senior Vice President, Chief Financial Officer
T. Paul Davis	62	Senior Vice President, Supply, Trading and Optimization
Thomas O’Connor	52	Senior Vice President, Commodity Risk and Strategy
Trecia M. Canty	55	Senior Vice President, General Counsel & Corporate Secretary
Michael A. Bukowski	55	Senior Vice President, Head of Refining
Wendy Ho Tai	58	Senior Vice President, Human Resources
Jim Fedena	60	Senior Vice President, Logistics, Renewable Fuels, and Strategic Assets

Thomas J. Nimbley has served as Chairman of the Board since June 30, 2016 and Executive Chairman since July 1, 2023. He previously served as our Chief Executive Officer from June 2010 through June 2023 and was our Executive Vice President, Chief Operating Officer from April 2010 through June 2010. Mr. Nimbley also serves as a director and the Executive Chairman of certain of our subsidiaries. Prior to joining us, Mr. Nimbley served as a Principal for Nimbley Consultants LLC from June 2005 to March 2010, where he provided consulting services and assisted on the acquisition of two refineries. He previously served as Senior Vice President and head of Refining for Phillips Petroleum Company (“Phillips”) and, subsequently, Senior Vice President and head of Refining for ConocoPhillips’ (“ConocoPhillips”) domestic refining system (13 locations) following the merger of Phillips and Conoco Inc. Before joining Phillips at the time of its acquisition of Tosco Corporation (“Tosco”) in September 2001, Mr. Nimbley served in various positions with Tosco and its subsidiaries starting in April 1993.
Matthew C. Lucey has served as our President since January 2015 and Chief Executive Officer and a member of our Board of Directors since July 1, 2023. Mr. Lucey is also a director and the Chief Executive Officer of certain of our subsidiaries. Mr. Lucey previously served as our Executive Vice President from April 2014 to December 2014 and served as our Senior Vice President, Chief Financial Officer from April 2010 to March 2014. Mr. Lucey joined us as our Vice President, Finance in April 2008. Prior thereto, Mr. Lucey served as a Managing Director of M.E. Zukerman & Co., a New York-based private equity firm specializing in several sectors of the broader energy industry, from 2001 to 2008. Before joining M.E. Zukerman & Co., Mr. Lucey spent six years in the banking industry.
Karen B. Davis has served as our Senior Vice President, Chief Financial Officer since February 20, 2023 and has been serving as our Principal Accounting Officer since May 11, 2023. She served as interim Chief Financial Officer from January 1, 2023 to February 19, 2023. Ms. Davis is also a director and the Chief Financial Officer of certain of our subsidiaries. Ms. Davis previously served as Executive Vice President and Chief Financial Officer of Western Refining, Inc. and its affiliated entities, Western Refining Logistics LP and Northern Tier Energy, LP through May 2017. During her career, she has served in various chief financial officer and financial reporting officer positions with various public and private companies throughout the United States. Ms. Davis served as an independent director of PBF Energy from January 1, 2020 to December 31, 2022 and the Chairperson of the Audit Committee from October 1, 2020 to December 31, 2022. From 2017 through 2019, she served as an independent director of PBFX GP, where she was a member of the Audit and the Conflicts Committees.
T. Paul Davis has served as our Senior Vice President, Supply, Trading and Optimization since April 2022. He previously served as President, PBF Western Region from September 2017 to April 2022. Mr. Davis joined us in April 2012 and held various executive roles in our commercial operations, including Co-Head of Commercial, prior to serving as Senior Vice President, Western Region Commercial Operations from September 2015 to September 2017. Previously, Mr. Davis was responsible for managing the U.S. clean products commercial operations for Hess Energy Trading Company from 2006 to 2012. Prior to that, Mr. Davis was responsible for Premcor’s U.S. Midwest clean products disposition group. Mr. Davis has over 29 years of experience in commercial operations in crude oil and refined products, including 16 years with the ExxonMobil in various operational and commercial positions, including sourcing refinery feedstocks and crude oil and the disposition of refined products, as well as optimization roles within refineries.
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

Trecia M. Canty has served as our Senior Vice President, General Counsel and Corporate Secretary since September 2015. In her role, Ms. Canty is responsible for the legal department and outside counsel, which provide a broad range of support for the Company’s business activities, including corporate governance, compliance, litigations and mergers and acquisitions. Previously, Ms. Canty was named Vice President, Senior Deputy General Counsel and Assistant Secretary in October 2014 and led our commercial and finance legal operations since joining us in November 2012. Ms. Canty is also a director of certain of our subsidiaries. Prior to joining us, Ms. Canty served as Associate General Counsel, Corporate and Assistant Secretary of Southwestern Energy Company, where her responsibilities included finance and mergers and acquisitions, securities and corporate compliance and corporate governance. She also provided legal support to the midstream marketing and logistics businesses. Prior to joining Southwestern Energy Company in 2004, she was an associate with Cleary, Gottlieb, Steen & Hamilton.
Michael A. Bukowski has served as our Senior Vice President, Head of Refining since March 2024 and has responsibility for our refining operations. Prior to joining us, from May 2023 until February 2024, Mr. Bukowski served as Vice President, Regional Refining for the Midcontinent and Atlantic Basin at Phillips 66. From August 2016 to May 2023, Mr. Bukowski’s prior roles with Phillips 66 included Vice President of Refining Transformation, Vice President, Strategy and various other positions with responsibility for designing a new refining organization and aligning employees with refining and corporate strategies. Mr. Bukowski also previously served as General Manager of Sunoco’s Philadelphia refinery.
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
◦We may incur significant liability under, or costs and capital expenditures to comply with, regulatory, environmental and health and safety regulations, which are complex and change frequently;
◦Potential further laws and regulations related to climate change could have a material adverse impact on our operations and adversely affect our facilities;
◦Regulation of emissions of greenhouse gases could force us to incur increased capital expenditures and operating costs that could have a material adverse effect on our results of operations and financial condition;
◦Environmental clean-up and remediation costs of our sites and environmental litigation, including related to climate change, could decrease our net cash flow, reduce our results of operations and impair our financial condition;
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
•A cyber-attack on, or other failure of, our technology infrastructure;
•Successful management of the commercial operation of SBR;
•Enhanced scrutiny on ESG matters;
•Rate of inflation, including increases due to tariffs and other trade measures that may be imposed by the new presidential administration, and its impacts on supply and demand, pricing, and supply chain disruption;
•Actions taken by our competitors, including adjustments to refining capacity or renewable fuels production in response to regulations and market conditions;
•Volatility and uncertainty in the credit and capital markets, including as a result of higher interest rates;
•Any political instability, including as a result of Russia’s military action in Ukraine, armed hostilities in the middle east, disruption in international shipping resulting from attacks by armed groups on cargo ships, military strikes, sustained military campaigns, terrorist activity, changes in foreign policy, or other catastrophic events;
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

The nature of our business has required us to maintain substantial crude oil, feedstock and refined product inventories. Because crude oil, feedstock and refined products are commodities, we have no control over the changing market value of these inventories. Our crude oil, feedstock and refined product inventories are valued at the LCM value under the last-in-first-out (“LIFO”) inventory valuation methodology. At December 31, 2024 and December 31, 2023, the replacement value of inventories exceeded the LIFO carrying value, therefore no LCM inventory reserve was recorded. If the market value of our crude oil, feedstock and refined product inventory declines to an amount less than our LIFO cost, we would record a write-down of inventory and a non-cash impact to cost of products and other.
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
In addition, the operations, profitability and cash flows of SBR may similarly be impacted by volatility of renewable feedstock costs and operating expenses, which may negatively impact the anticipated benefits and operating synergies from the Renewable Diesel Facility or our equity method investment in SBR. See “We may not be able to successfully realize the anticipated benefits of our investment in SBR or meet our obligations to SBR” risk factor below.
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
Additionally, governmental and regulatory actions, including continued resolutions by the Organization of the Petroleum Exporting Countries to restrict crude oil production levels and executive actions by the new U.S. presidential administration to advance certain energy infrastructure projects such as the Keystone XL pipeline or Enbridge's Line 5 pipeline, may continue to impact crude oil prices and crude oil differentials. Any increase in crude oil prices or unfavorable movements in crude oil differentials due to such actions or changing regulatory environment may negatively impact our ability to acquire crude oil at economical prices and could have a material adverse effect on our business and profitability.
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
Our business currently consists of owning and operating six refineries and related assets, as well as logistics terminals, pipelines and other facilities and our investment in SBR. As a result, our operations could be subject to significant interruption if any of our refineries or other facilities were to experience a major accident, be damaged by severe weather, wildfires or other natural disasters, or otherwise be forced to shut down or curtail production due to unforeseen events, such as acts of God, nature, orders of governmental authorities, supply chain disruptions impacting our crude rail facilities or other logistics assets, power outages, acts of terrorism, fires, toxic emissions and maritime hazards. Any such shutdown or disruption would reduce the production from that refinery. There is also risk of mechanical failure and equipment shutdowns both in general and following unforeseen events. Further, in such situations, undamaged refinery processing units may be dependent on or interact with damaged sections of our refineries and, accordingly, are also subject to being shut down. In the event any of our refineries is forced to shut down for a significant period of time or permanently, it could have a material adverse effect on our earnings, our other results of operations and our financial condition as a whole. In addition, a shutdown or disruption of our Chalmette refinery could impact the operations of SBR. On February 1, 2025, a fire occurred at our Martinez refinery during preliminary turnaround activities, which resulted in the temporary shutdown of refinery operations. The cause of the fire is currently under investigation. We are assessing the extent of the property damage arising from the fire and potential recoveries from insurance coverage are also being evaluated. At this time, as the cost of repairs, the length of the shutdown and other potential liabilities, including regulatory penalties, arising from the incident are unknown, the operational and/or financial impact cannot be reasonably estimated.

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
Our insurance program includes a number of insurance carriers. Significant disruptions in financial markets could lead to a deterioration in the financial condition of many financial institutions, including insurance companies and, therefore, we may not be able to obtain the full amount of our insurance coverage for insured events. Even where we have insurance in place, there can be no assurance that the carriers will honor their obligations under the policies. We are assessing the extent of the property damage arising from the recent Martinez refinery fire and potential recoveries from insurance coverage are also being evaluated. At this time, as the cost of repairs, the length of the shutdown and other potential liabilities, including regulatory penalties, arising from the incident are unknown, the operational and/or financial impact cannot be reasonably estimated. In the event the Martinez refinery is forced to shut down for a significant period of time, it could have a material adverse effect on our earnings, our other results of operations and our financial condition as a whole.
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
Pursuant to the Energy Policy Act of 2005 and the Energy Independence and Security Act of 2007, EPA has issued the RFS, implementing mandates to blend renewable fuels into the petroleum fuels produced and sold in the United States. Under the RFS, the volume of renewable fuels that obligated refineries must blend into their finished petroleum fuels historically has increased on an annual basis. In addition, certain states have passed legislation that requires minimum biodiesel blending in finished distillates. On October 13, 2010, EPA raised the maximum amount of ethanol allowed under federal law from 10% to 15% for cars and light trucks manufactured since 2007. The maximum amount allowed under federal law currently remains at 10% ethanol for all other vehicles. Existing laws and regulations could change, and the minimum volumes of renewable fuels that must be blended with refined petroleum fuels may increase, which could displace an increasing volume of our refinery’s product pool, potentially resulting in lower earnings and profitability. In addition, in order to meet certain of these and future EPA requirements, we may be required to purchase RINs, which may have fluctuating costs based on market conditions. Our results continue to be impacted by significant costs to comply with the RFS. While we have entered into agreements with SBR that allow us to purchase RINs at our election, we incurred approximately $515.3 million in RINs costs during the year ended December 31, 2024 as compared to $762.3 million and $1,225.5 million during the years ended December 31, 2023 and 2022, respectively. The fluctuations in our RINs costs are due primarily to volatility in prices for ethanol-linked RINs and increases in our production of on-road transportation fuels since 2012. Our RINs purchase obligation is dependent on our actual shipment of on-road transportation fuels domestically and the amount of blending achieved which can cause variability in our profitability. On June 21, 2023, EPA finalized the volumes of renewable fuels that obligated refineries must blend into their final petroleum fuels for years 2023, 2024, and 2025, and finalized volume requirements and percentage standards under the RFS program for 2023, 2024, and 2025, as well as making a series of important modifications to strengthen and expand the RFS program. As a result, we could also experience fluctuating compliance costs in the future if the volumes finalized by EPA differ from what has been proposed.
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

If we cannot adequately handle our crude oil and feedstock requirements or if we are required to obtain our crude oil supply at our other refineries without the benefit of the existing supply arrangements or the applicable counterparty defaults in its obligations, our crude oil pricing costs may increase as the number of days between when we pay for the crude oil and when the crude oil is delivered to us increases. We fund all inventory purchases with existing working capital or other available sources of liquidity. Further, if we are not able to market and sell our finished products to credit worthy customers, we may be subject to delays in the collection of our accounts receivable and exposure to additional credit risk. Such increased exposure could negatively impact our liquidity due to our increased working capital needs as a result of the increase in the amount of crude oil inventory and accounts receivable we would have to carry on our balance sheet. Our long-term needs for cash include those to repay our indebtedness and other contractual obligations, support ongoing capital expenditures for equipment maintenance and upgrades, including during turnarounds at our refineries, and to complete our routine and normally scheduled maintenance, regulatory and security expenditures.
In addition, from time to time, we may be required to spend significant amounts for repairs when one or more processing units experiences temporary shutdowns. We continue to utilize significant capital to upgrade equipment, improve facilities, and reduce operational, safety and environmental risks. In connection with the Paulsboro, Torrance and Martinez acquisitions, we assumed certain significant environmental obligations, and may similarly do so in future acquisitions. We will likely incur substantial compliance costs in connection with new or changing environmental, health and safety regulations. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our liquidity and financial condition will affect our ability to satisfy any and all of these needs or obligations.
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
Both houses of Congress have actively considered legislation to reduce emissions of GHGs, such as carbon dioxide and methane, including proposals to: (i) establish a cap and trade system, (ii) create a federal renewable energy or “clean” energy standard requiring electric utilities to provide a certain percentage of power from such sources, and (iii) create enhanced incentives for use of renewable energy and increased efficiency in energy supply and use. In addition, EPA has taken steps to regulate GHGs under the existing federal Clean Air Act. EPA has adopted regulations limiting GHG emissions for light- and medium-duty vehicles and heavy-duty highway vehicles. EPA has also adopted regulations addressing the permitting of GHG emissions from stationary sources, and requiring the reporting of GHG emissions from specified large GHG emission sources, including refineries. These and similar regulations could require us to incur costs to monitor and report GHG emissions or reduce emissions of GHGs associated with our operations. In addition, various states, individually as well as in some cases on a regional basis, have taken steps to control GHG emissions, including adoption of GHG reporting requirements, cap and trade systems and renewable portfolio standards (such as AB 32). On September 23, 2020 the Governor of California issued an executive order effectively banning the sale of new gasoline-powered passenger cars and trucks by 2035 and requiring zero-emission medium to heavy duty vehicles by 2045 everywhere feasible. The executive order requires state agencies to build out sufficient electric vehicle charging infrastructure. It is not possible at this time to predict the ultimate form, timing or extent of federal or state regulation. In the event we do incur increased costs as a result of increased efforts to control GHG emissions, we may not be able to pass on any of these costs to our customers. Regulatory requirements also could adversely affect demand for the refined products that we produce. Any increased costs or reduced demand could materially and adversely affect our business and results of operations.

Requirements to reduce emissions could result in increased costs to operate and maintain our facilities as well as implement and manage new emission controls and programs put in place. For example, in September 2016, the state of California enacted Senate Bill 32, which further reduces greenhouse gas emissions targets to 40 percent below 1990 levels by 2030. Two regulations implemented to achieve these goals are Cap-and-Trade and the LCFS. In 2012, CARB implemented Cap-and-Trade. This program currently places a cap on GHGs and we are required to acquire a sufficient number of credits to cover emissions from our refineries and our in-state sales of gasoline and diesel. In 2009, CARB adopted the LCFS, which required a 10% reduction in the carbon intensity of gasoline and diesel by 2020. In 2022, California enacted Assembly Bill 1279 which requires the state to achieve a GHG reduction target of 85 percent below 1990 levels by 2045 and overall carbon neutrality by 2045. CARB also amended the LCFS in 2024, which requires a 30 percent reduction by 2030 and 90 percent reduction by 2045 in the carbon intensity of transportation fuels (compared to a 2010 baseline). Compliance is achieved through blending lower carbon intensity biofuels into gasoline and diesel or by purchasing credits. Compliance with each of these programs is facilitated through a market-based credit system. If sufficient credits are unavailable for purchase or we are unable to pass through costs to our customers, we have to pay a higher price for credits or if we are otherwise unable to meet our compliance obligations, our financial condition and results of operations could be adversely affected.
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

Following the adoption of SBx 1-2, in October 2024, California adopted Assembly Bill No. 1 (such statute, together with any regulations contemplated or issued thereunder, “ABx 2-1”) which authorizes the CEC to consider the effects of refiners’ inventories of fuel and feedstocks and blending components on the price of transportation fuels in California. The bill further authorizes the CEC, by regulation, to develop and impose requirements for refiners operating in the state to maintain minimum levels of inventories of refined transportation fuels meeting California specifications, including any feedstocks and blending components, as specified. Specifically, the bill provides that the CEC: (i) may establish criteria that refiners must meet before commencing a turnaround or maintenance event, including requiring California’s petroleum refiners to have resupply plans and arrangements to cover their loss in production, as specified; (ii) is authorized to develop and impose requirements on California refiners to maintain minimum levels of inventories of refined transportation fuels meeting California specifications; (iii) is prohibited from adopting minimum inventory regulations unless it finds that the benefits outweigh the potential costs to consumers; and (iv) is required to annually re-evaluate these factors and provide a report to the Legislature concluding whether the regulation meets the cost effectiveness test.
To the extent that the CEC establishes a maximum gross gasoline refining margin and imposes a financial penalty for profits above such maximum gross gasoline refining margin, inventory requirements, or timing of turnaround schedules our financial results and profitability could be adversely affected. Our results of operations and our financial performance could also be adversely impacted to the extent that restrictions on turnaround and maintenance activities are imposed by the CEC. We cannot reasonably predict the impact that the full implementation of SBx 1-2 or ABx 2-1 will have on our California operations or our Company nor can we predict the impact that similarly focused legislation or actions in other jurisdictions in which we operate our refineries may have. The recently adopted legislation in California, and the future enactment of similar legislation in any of the other jurisdictions could adversely impact our business, results of operations, profitability and cash.
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

Cyber-attacks against us or others in our industry could result in additional regulations, and U.S. government warnings have indicated that infrastructure assets, including pipelines, may be specifically targeted by certain groups. These attacks include, without limitation, malicious software, ransomware, attempts to gain unauthorized access to data, and other electronic security breaches. These attacks may be perpetrated by state-sponsored groups, “hacktivists”, criminal organizations or private individuals (including employee malfeasance). Efforts by the federal government, including the Strengthening the Cybersecurity of Federal Networks and Critical Infrastructure executive order, the issuance of new cybersecurity requirements for critical pipeline owners and operators issued by the Department of Homeland Security’s Transportation Security Administration following a cyber-attack on a major petroleum pipeline in 2021, and other existing or future regulations could lead to increased regulatory compliance costs, insurance coverage cost or capital expenditures. We cannot predict the potential impact to our business or the energy industry resulting from additional regulations.
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
We may not be able to successfully realize the anticipated benefits of our investment in SBR or meet our obligations to SBR.
On June 27, 2023, together with our partner, Eni, we closed on the jointly held investment in SBR, which owns the Renewable Diesel Facility. Following its completion, we have certain obligations and liabilities related to SBR as the construction manager, operator and provider of services. Further, SBR is operated as a separate entity and we do not fully control its operations. There can be no assurance that we will realize the anticipated benefits and operating synergies of the Renewable Diesel Facility or the equity method investment. Our estimates regarding the earnings, operating cash flow, capital expenditures and liabilities resulting from this investment may prove to be incorrect. This equity method investment involves risks, including:
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
Current inflation within the economy has resulted in increased interest rates and capital costs, contributed to supply shortages, increased the cost of living and labor, and other related items. As a result of inflation, which may continue, including due to tariffs and other trade measures that may be imposed by the new U.S. presidential administration, we expect to potentially continue to encounter increases in the cost of feedstocks, labor, materials, and other inputs necessary in the refining of crude oil and other feedstocks. Although we may take actions to counteract the impacts of inflation, if these actions are not effective it could have a material adverse effect on our business, results of operations and financial condition. Additionally, higher future inflation or concerns of a recession could impact the demand for our products and services.

We may not be able to obtain funding on acceptable terms or at all, including because of volatility and uncertainty in the credit and capital markets. This may hinder or prevent us from meeting our future capital needs.
In the past, global financial markets and economic conditions have been, and may again be, subject to disruption and volatility due to a variety of factors, including uncertainty in the financial services sector, low consumer confidence, falling commodity prices, geopolitical issues and generally weak economic conditions. In addition, the fixed income and bank markets could experience periods of extreme volatility or stress that may negatively impact market liquidity conditions. As a result, the cost of raising money in the debt and equity capital markets could increase substantially at times while the availability of funds from those markets diminishes significantly. In particular, as a result of concerns about the stability of financial markets generally, which may be subject to unforeseen disruptions, the cost of obtaining money from the credit markets may increase as many lenders and institutional investors increase interest rates, enact tighter lending standards, refuse to refinance existing debt on similar terms or at all and reduce or, in some cases, cease to provide funding to borrowers. Due to these factors, we cannot be certain that new debt or equity financing will be available on acceptable terms. If funding is not available when needed, or is available only on unfavorable terms, we may be unable to meet our obligations as they come due. Moreover, without adequate funding, we may be unable to execute our business strategy, complete future acquisitions or growth projects, take advantage of other business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our revenues and results of operations.
Any political instability, military strikes, sustained military campaigns, terrorist activity, changes in foreign policy, or other catastrophic events could have a material adverse effect on our business, results of operations and financial condition.
U.S. and global markets have experienced volatility and disruption following the escalation of geopolitical tensions and Russia’s military action in Ukraine since February 2022, armed hostilities in the middle east and disruptions in international shipping resulting from attacks by armed groups on cargo ships. Although the length and impact of these ongoing military conflicts is highly unpredictable, these wars have led to market disruptions, including significant volatility in the financial markets and the global macroeconomic and geopolitical environment. Furthermore, a protracted conflict between Ukraine and Russia, or any escalation of this conflict, may result in additional financial and economic sanctions and import and/or export controls imposed on Russia by the United States, the UK, the EU, Canada and others, such as the United States ban on import of Russian oil effective March 8, 2022 and the EU ban on oil products from Russia effective February 5, 2023, which may have adverse impacts on the wider global economy and market conditions and could, in turn, have a material adverse impact on our business, financial condition, cash flows and results of operations and could cause the market value of PBF Energy’s Class A common stock to decline.
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

Competition from companies that produce their own supply of feedstocks, have extensive retail outlets, make alternative fuels or have greater financial and other resources than we do, could materially and adversely affect our business and results of operations.
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
•severe adverse weather conditions, natural disasters, wildfires or other events (such as equipment malfunctions, explosions, fires or spills) affecting our facilities, or those of vendors and suppliers;
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
Most hourly employees at our refineries are covered by collective bargaining agreements through the USW, the IOW and the IBEW. These agreements are scheduled to expire on various dates in 2026 through 2028 (See “Item 1. Business” - Employees). Future negotiations prior to the expiration of our collective agreements may result in labor unrest for which a strike or work stoppage is possible. Strikes and/or work stoppages could negatively affect our operational and financial results and may increase operating expenses at the refineries.
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
Our indebtedness may significantly affect our financial flexibility in the future. As of December 31, 2024, we have total debt of $1,498.9 million, excluding unamortized deferred debt issuance costs of $41.6 million, and we could incur additional borrowings under PBF Holding’s asset-based revolving credit facility (the “Revolving Credit Facility”). We may incur additional indebtedness in the future including additional secured indebtedness, subject to the satisfaction of any debt incurrence and, if applicable, lien incurrence limitation covenants in our existing financing agreements.
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
We and our subsidiaries are able to incur additional indebtedness in the future including additional secured or unsecured debt. Although our debt instruments contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the indebtedness incurred in compliance with these restrictions could be substantial. To the extent new debt is added to our current debt levels, the leverage risks described above would increase. Also, these restrictions do not prevent us from incurring obligations that do not constitute indebtedness.
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
The 6.0% senior unsecured notes due 2028 (the “2028 Senior Notes”) and the 7.875% senior unsecured notes due 2030 (the “2030 Senior Notes”) are rated Ba3 by Moody’s, BB by S&P, and BB by Fitch. Any adverse changes in our credit ratings may negatively impact the terms of credit we receive from our suppliers and our requirements to prepay or post collateral. Additionally, adverse actions taken by the rating agencies on our corporate credit rating or the rating of our notes may increase our cost of borrowings or hinder our ability to raise financing in the capital markets or have an unfavorable impact on the credit terms we have with our suppliers, which could impair our ability to grow our business, maintain adequate levels of liquidity and make cash distributions to our shareholders.
Restrictive covenants in our debt instruments, including the indentures governing our notes, may limit our ability to undertake certain types of transactions, which could adversely affect our business, financial condition, results of operations and our ability to service our indebtedness.
Various covenants in our current and future debt instruments and other financing arrangements, including the indentures governing our notes, may restrict our and our subsidiaries’ financial flexibility in a number of ways. Our current indebtedness and the indentures that govern our notes subject us to significant financial and other restrictive covenants, including restrictions on our ability to incur additional indebtedness, place liens upon assets, pay dividends or make certain other restricted payments and investments, consummate certain asset sales or asset swaps, conduct businesses other than our current businesses, or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of our assets. Some of our debt instruments also require our subsidiaries to satisfy or maintain certain financial condition tests in certain circumstances. Our ability to meet these financial condition tests can be affected by events beyond our control and we may not meet such tests in the future. In addition, a failure to comply with the provisions of our existing debt could result in an event of default that could enable our lenders, subject to the terms and conditions of such debt, to declare the outstanding principal, together with accrued interest, to be immediately due and payable. Events beyond our control may affect our ability to comply with our covenants. If we were unable to repay the accelerated amounts, our lenders could proceed against the collateral granted to them to secure such debt. If the payment of our debt is accelerated, defaults under our other debt instruments, if any, may be triggered, and our assets may be insufficient to repay such debt in full.

Provisions in our indentures and other agreements could discourage an acquisition of us by a third-party.
Certain provisions of our indentures could make it more difficult or more expensive for a third-party to acquire us. Upon the occurrence of certain transactions constituting a “change of control” as described in the indentures governing the 2028 Senior Notes and the 2030 Senior Notes, holders of our notes could require us to repurchase all outstanding notes at 101% of the principal amount thereof, plus accrued and unpaid interest, if any, at the date of repurchase. Certain other significant agreements of ours such as the agreement governing the Revolving Credit Facility (the “Revolving Credit Agreement”) and the Tax Receivable Agreement (as defined below) also contain provisions related to a change in control that could make it more difficult or expensive for a third-party to acquire us.
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
The interests of the other members of PBF LLC, which include current and former directors and officers, may not in all cases be aligned with PBF Energy Class A common stockholders’ interests. For example, these members may have different tax positions that could influence their positions, including regarding whether and when we dispose of assets and whether and when we incur new or refinance existing indebtedness, especially in light of the existence of the Tax Receivable Agreement. In addition, the structuring of future transactions may take into consideration these tax or other considerations even where no similar benefit would accrue to PBF Energy Class A common stockholders or us. See “Certain Relationships and Related Transactions—IPO Related Agreements” in our 2025 Proxy Statement incorporated herein by reference.

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
PBF Energy has recognized, as of December 31, 2024, a total liability for the Tax Receivable Agreement of $293.6 million, of which $125.4 million is recorded as a current liability and was paid in January 2025 related to the 2023 tax year. As future taxable income is recorded, increases in our Tax Receivable Agreement liability may be necessary in conjunction with the revaluation of deferred tax assets. If PBF Energy does not have taxable income, PBF Energy generally is not required (absent a change of control or circumstances requiring an early termination payment) to make payments under the Tax Receivable Agreement for that taxable year because no benefit will have been actually realized. However, any tax benefits that do not result in realized benefits in a given tax year will likely generate tax attributes that may be utilized to generate benefits in previous or future tax years. The utilization of such tax attributes will result in payments under the Tax Receivable Agreement. The foregoing are merely estimates based on assumptions that are subject to change due to various factors, including, among other factors, the timing of exchanges of PBF LLC Series A Units for shares of PBF Energy Class A common stock as contemplated by the Tax Receivable Agreement, the price of PBF Energy Class A common stock at the time of such exchanges, the extent to which such exchanges are taxable, and the amount and timing of PBF Energy’s income. The actual payments under the Tax Receivable Agreement could differ materially. It is possible that future transactions or events could increase the actual tax benefits realized and the corresponding Tax Receivable Agreement payments. There may be a material negative effect on our liquidity if, as a result of timing discrepancies or otherwise, (i) the payments under the Tax Receivable Agreement exceed the actual benefits PBF Energy realizes in respect of the tax attributes subject to the Tax Receivable Agreement, and/or (ii) distributions to PBF Energy by PBF LLC are not sufficient to permit PBF Energy, after it has paid its taxes and other obligations, to make payments under the Tax Receivable Agreement. The payments under the Tax Receivable Agreement are not conditioned upon any recipient’s continued ownership of us.
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

Accordingly, payments under the Tax Receivable Agreement may be made years in advance of the actual realization, if any, of the anticipated future tax benefits and may be significantly greater than the actual benefits PBF Energy realizes in respect of the tax attributes subject to the Tax Receivable Agreement. In these situations, PBF Energy’s obligations under the Tax Receivable Agreement could have a substantial negative impact on our liquidity. PBF Energy may not be able to finance its obligations under the Tax Receivable Agreement and its existing indebtedness may limit its subsidiaries’ ability to make distributions to PBF Energy to pay these obligations. In the case of certain changes of control, payments under the Tax Receivable Agreement will be accelerated and may significantly exceed the actual benefits we realize in respect of the tax attributes subject to the Tax Receivable Agreement. We expect that the payments that we may make under the Tax Receivable Agreement in the event of a change of control will be substantial. As a result, our accelerated payment obligations and/or the assumptions adopted under the Tax Receivable Agreement in the case of a change of control may deter a potential sale of our Company to a third-party and may otherwise make it less likely that a third-party would enter into a change of control transaction with us or negatively impact the value received by owners of our Class A common stock in a change of control transaction.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 1C. CYBERSECURITY
Cybersecurity risk management and strategy
Our cybersecurity risk management program is managed by our current Chief Information Officer (“CIO”) who reports to our Chief Financial Officer and provides regular updates to the Board. Our CIO establishes our overall Information Technology (“IT”) security strategy, oversees our information, cyber, and technology security and manages our IT department, which includes our Cybersecurity team. His responsibilities include developing, implementing, and enforcing security policies to protect critical data. The head of our Cybersecurity team, our Director of Information Security, who reports to our CIO, runs the day-to-day management of our cybersecurity risks. Our IT department overall assists in implementing cybersecurity strategies and policies under the direction of the Cybersecurity team, as applicable.
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
To date, there have been no significant threats, including as a result of any significant cybersecurity breaches or attacks, that have materially affected our business, results of operations or financial condition. However, if we were to be subject to a material successful cyber intrusion, it could result in remediation or service restoration costs, increased cybersecurity protection costs, lost revenues, litigation or regulatory actions by governmental authorities, increased insurance premiums, reputational damage and damage to our competitiveness, financial condition, results of operations and cash flows. See “Item 1A. Risk Factors−Risks Relating to Our Business and Industry−A cyber-attack on, or other failure of, our technology infrastructure could affect our business and assets, and have a material adverse effect on our financial condition, results of operations and cash flows.”
Cybersecurity governance
Our CIO assumed his position effective June 1, 2024, following the retirement of his predecessor. He previously served as the head of our Cybersecurity team. Our CIO has 28 years of experience in highly regulated industries managing information security in complex, matrixed environments. He has created and maintained enterprise-level information security programs for our Company and other US and international companies in the refining industry.
Our CIO, along with the head of our Cybersecurity team, periodically reports, no less than quarterly, to our Board and our executive officers regarding the state of our cybersecurity risk management program, including information on the status of ongoing efforts to manage and mitigate cybersecurity risks, as well as recent cybersecurity trends and events and any updates to cybersecurity matters.
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
On November 24, 2022, the Martinez refinery experienced a spent catalyst release that is currently being investigated by the BAAQMD, Contra Costa County (“CCC”), the Department of Justice and EPA, and the California Department of Fish and Game (“DFG”). To date, the BAAQMD has issued 35 NOVs, the CCC has issued two NOVs, and the DFG has made findings relating to the spent catalyst incident. On July 11, 2023 and October 6, 2023, the Martinez refinery experienced unintentional releases of petroleum coke dust and received inquiries or notices of investigation from the BAAQMD, the California Department of Industrial Relations, Division of Occupational Safety and Health (“CalOSHA”), the CCC, and the EPA. The BAAQMD also issued an NOV relating to the July 11, 2023 coke dust incident and an NOV relating to the October 6, 2023 coke dust incident. On December 15, 2023, the Martinez refinery experienced an unexpected flaring incident, and subsequently on December 18, 2023 a brush fire incident, and has received inquiries or notices of investigation from the BAAQMD, CalOSHA, and the CCC. The BAAQMD additionally issued an NOV relating to the December 15, 2023 flaring incident and four NOVs relating to the December 18, 2023 brush fire incident. The DFG, the CCC, and the BAAQMD have referred their findings and/or NOVs to the CCC District Attorney for the spent catalyst incident and various other incidents. On November 16, 2023, the CCC District Attorney and the BAAQMD announced a joint civil enforcement action against MRC that will include enforcement of the BAAQMD’s, the CCC’s, and the DFG’s claims from the spent catalyst incident, as well as additional enforcement claims from various incidents. For the spent catalyst, coke dust, flaring, brush fire, and other incidents, no penalties have been assessed to date by the various agencies but there have been settlement communications with the CCC District Attorney and the BAAQMD. We presently believe the outcomes will not have a material impact on our financial position, results of operations, or cash flows.

On September 27, 2023, MRC received from the San Francisco Bay Regional Water Quality Control Board (“RWQCB”) an Administrative Civil Liability (“ACL”) assessment in the amount of $13.8 million for allegedly: (1) exceeding its effluent limitations and discharging to the Carquinez Strait without authorization in October 2022, January 2023, and June 2023; and (2) failing to submit Climate Change Adaptation information. On January 12, 2024, MRC met with the RWQCB to discuss its response to their ACL assessment. Based on the discussions and the information provided by MRC, the RWQCB proposed reducing the ACL assessment to approximately $4.5 million and noted that for any settlement 50% of the penalty could be in the form of Enhanced Compliance Actions (“ECAs”), Supplemental Environmental Projects (“SEPs”), or a combination of the two. On January 19, 2024, MRC agreed to accept the reduced ACL, with 50% of the approximately $4.5 million dedicated to ECAs or SEPs. MRC subsequently agreed to fund only SEPs relating to marsh restoration, regional water quality monitoring, and water quality classroom education in the Martinez, California area. The parties finalized the settlement agreement and stipulation for entry of the ACL order and on December 9, 2024, the settlement agreement and stipulation for entry of the ACL order was signed by the RWQCB’s Executive Officer. MRC has paid the penalty and funded the SEPs.
On February 17, 2017, in Arnold Goldstein, et al. v. Exxon Mobil Corporation, et al., we and PBF LLC, and our subsidiaries, PBF Western Region and Torrance Refining and the manager of our Torrance refinery along with ExxonMobil were named as defendants in a class action and representative action complaint. The complaint was filed in the Superior Court of the State of California, County of Los Angeles and alleges negligence, strict liability, ultra-hazardous activity, a continuing private nuisance, a permanent private nuisance, a continuing public nuisance, a permanent public nuisance and trespass resulting from the February 18, 2015 electrostatic precipitator (“ESP”) explosion at the Torrance refinery, which was then owned and operated by ExxonMobil. The operation of the Torrance refinery by the PBF entities subsequent to our acquisition in July 2016 is also referenced in the complaint. To the extent that plaintiffs’ claims relate to the ESP explosion, ExxonMobil retained responsibility for any liabilities that would arise from the lawsuit pursuant to the agreement relating to the acquisition of the Torrance refinery. On July 2, 2018, the Court granted leave to plaintiffs to file a Second Amended Complaint alleging groundwater contamination. With the filing of the Second Amended Complaint, plaintiffs added an additional plaintiff, Hany Youssef. On October 15, 2019, the judge granted certification to two limited classes of property owners with Youssef as the sole class representative and named plaintiff, rejecting two other proposed subclasses based on negligence and on strict liability for ultrahazardous activities. The certified subclasses relate to trespass claims for ground contamination and nuisance for air emissions. On May 5, 2021, the Court granted plaintiffs leave to amend their complaint for the third time to substitute Navarro for Youssef. On July 5, 2022, the Court issued a final order ruling that plaintiffs’ Motion to Substitute Navarro as Class Representative was denied and decertifying both of plaintiffs’ proposed Air and Ground Subclasses. The order provided that the case will proceed with Navarro as the sole plaintiff. On September 22, 2022, the Ninth Circuit Court of Appeals affirmed. On February 27, 2023, the Court issued an order granting our motion for judgment on the pleadings and dismissed plaintiff’s trespass claim with prejudice and granted plaintiff leave to amend his nuisance claims in conformity with the order if he can do so consistent with Rule 11 of the Federal Rules of Civil Procedures. On March 27, 2023, plaintiff filed a Fourth Amended Complaint relating to the remaining nuisance claims. On May 23, 2023, the Court denied our motion to dismiss on the pleadings for plaintiff’s failure to establish standing to bring the nuisance claims. After completing further discovery, on August 28, 2023, we filed a Motion for Summary Judgment. On October 18, 2023, the Court issued an order granting our motion, adjudged that plaintiff take nothing, and that the action be dismissed with prejudice. The order also allows us to recover the costs of suit pursuant to a bill of costs. On October 30, 2023, plaintiff filed a notice of appeal to the Ninth Circuit regarding the Court’s order granting summary judgment. The Court has granted plaintiff extensions of approximately 90 days to file his opening brief, which was filed on May 27, 2024. After being granted a similar 90-day extension, we filed our answering brief on September 25, 2024. Plaintiff filed his reply brief on January 21, 2025. The Ninth Circuit has set oral argument on plaintiff’s appeal for March 25, 2025. We presently believe the outcome of this litigation will not have a material impact on our financial position, results of operations, or cash flows.

On August 16, 2023, in Joseph Piscitelli and Lara Zanzucchi v. Martinez Refining Company LLC, our subsidiary MRC was named as a defendant in a class action and representative action complaint which contains allegations of public and private nuisance, trespass, and negligence arising from MRC’s operations. MRC filed its answer to the complaint on October 31, 2023. The initial Court hearing to discuss discovery issues was held on January 2, 2024. At the hearing, the Court raised the issue of mediation and directed the parties to meet and confer and agree to stipulate to a mediation deadline. On January 9, 2024, the parties filed a stipulation agreeing to consider private mediation by September 20, 2024. On January 17, 2024, the Court issued a scheduling order setting the class certification hearing for April 10, 2025. On April 4, 2024, the Court granted plaintiffs’ motion for leave to file a First Amendment Complaint (the “Piscitelli FAC”) to add plaintiff Malan and dismiss plaintiff Zanzucchi, which plaintiffs filed on April 10, 2024. On the same day, the Court granted plaintiffs’ motion. MRC filed its answer to the Piscitelli FAC on April 23, 2024. On May 3, 2024, the Court denied MRC’s motion to relate this case and the Cruz case (discussed below). On June 17, 2024, the Court granted plaintiffs’ motion to dismiss plaintiff Piscitelli. On December 20, 2024, plaintiffs’ filed their motion for class certification. MRC’s opposition is due February 14, 2025. Plaintiffs’ reply is due February 21, 2025, and the motion hearing is scheduled for April 10, 2025. At the February 5, 2025 joint status conference, the Piscitelli, Cruz, and Frye judges indicated that they will be issuing an order for the parties to meet and confer on common issues and discovery coordination. We presently believe the outcome will not have a material impact on our financial position, results of operations, or cash flows.
On December 15, 2023, in Alena Cruz and Shannon Payne vs. PBF Energy Inc., et. al, we and our subsidiaries PBF Western Region and MRC were named as defendants in a class action and representative action complaint filed by Alena Cruz and Shannon Payne, and on behalf of all others similarly situated. The complaint contains allegations of Clean Air Act (“CAA”) violations, claims for medical and environmental monitoring, liability for ultrahazardous activities, negligence, and public and private nuisance from MRC’s operations. The proposed class is all individuals who reside and/or work in the City of Martinez, including the surrounding communities of Alhambra Valley and Franklin Canyon, as well as El Sobrante, Hercules, Benicia, and Richmond, who have allegedly been exposed to elevated levels of spent catalyst discharged from MRC’s operations during the period November 24, 2022 to the present. On December 21, 2023, plaintiffs granted an extension until February 5, 2024 for MRC to respond to the initial complaint. On February 5, 2024, MRC filed a motion to dismiss on the pleadings. In response, on February 16, 2024, plaintiffs filed a First Amendment Complaint (the “Cruz FAC”). On February 29, 2024, MRC filed a motion to dismiss the Cruz FAC on the pleadings. Plaintiffs’ opposition was filed on March 14, 2024. MRC filed its reply to plaintiffs’ opposition on March 21, 2024. At the motion hearing on April 4, 2024, the Court granted MRC’s request to dismiss all wrongly named PBF entities and plaintiffs’ CAA and Medical Monitoring causes of action. At the following Status Conference on April 4, 2024, the Court agreed that the Cruz and Piscitelli cases should now be related. The Court ordered the Cruz and Piscitelli plaintiffs to meet and confer on a joint discovery schedule and report back to the Court by the end of April 2024. On May 3, 2024, the Piscitelli Court denied MRC’s motion to relate this case and the Piscitelli case (discussed above). On May 17, 2024, MRC filed its answer to the Cruz FAC. On June 5, 2024, the Court stayed the case, pending the outcome of the class property damage claim in the Piscitelli case. On January 22, 2025, the Court denied the motion to relate this case, Frye, Saliba, Silvestri, and Manning cases filed by the Frye, Saliba, Silvestri, and Manning plaintiffs. The motion was referred to the Frye Court to determine if the Frye, Saliba, Silvestri, and Manning cases are related. On January 23, 2025, the Court issued an order setting a joint status conference for February 5, 2025 before the Piscitelli, Cruz, and Frye Judges. At the February 5, 2025 joint status conference, the Piscitelli, Cruz, and Frye judges indicated that they will be issuing an order for the parties to meet and confer on common issues and discovery coordination. We presently believe the outcome will not have a material impact on our financial position, results of operations, or cash flows.

On July 31, 2024, in Jennifer Frye, et al. v. Martinez Refining Company LLC, MRC was named as a defendant in a complaint filed by 18 individuals which contains allegations of negligence, public and private nuisance, premise liability, trespass, and strict liability ultrahazardous activities. On October 7, 2024, MRC filed a motion to dismiss the complaint. Also on October 7, 2024, plaintiffs filed a motion to relate the Frye case to the Piscitelli and Cruz cases. The Piscitelli Court subsequently denied the motion to relate the three cases. The motion to relate is currently pending with the Cruz Court. Plaintiffs’ opposition brief to MRC’s motion to dismiss was filed on November 11, 2024, and MRC filed its reply brief on November 22, 2024. The motion hearing scheduled for December 10, 2024 was vacated by the Court. On December 17, 2024, the Court issued its ruling partially dismissing some of plaintiffs’ claims. On January 3, 2025, Plaintiffs filed a First Amended Complaint (the “Frye FAC”). On January 17, 2025, MRC filed its answer to the Frye FAC. On January 22, 2025, the Cruz Court denied the motion to relate this case, Saliba, Silvestri, and Manning to the Cruz case and referred the matter to this Court to determine if this case, and the Saliba, Silvestri, and Manning cases are related. On January 23, 2025, the Court issued an order setting a joint status conference for February 5, 2025 before the Piscitelli, Cruz, and Frye Judges. On January 31, 2025, this Court denied the motion to relate. The motion is now referred to the Saliba Court to determine if the Saliba, Silvestri, and Manning cases are related. At the February 5, 2025 joint status conference, the Piscitelli, Cruz, and Frye judges indicated that they will be issuing an order for the parties to meet and confer on common issues and discovery coordination. We presently believe the outcome will not have a material impact on our financial position, results of operations, or cash flows.
On November 22, 2024, in Alice Saliba, et al. v. Martinez Refining Company LLC, MRC was named as a defendant in a complaint filed by 285 individuals which contains allegations of negligence, public and private nuisance, premise liability, trespass, and strict liability ultrahazardous activities. The plaintiffs are represented by the same law firm representing the Frye, Silvestri, and Manning plaintiffs. On December 9, 2024, plaintiffs’ filed a motion to relate this case to the Frye, Silvestri, Manning, and Cruz cases. On January 22, 2025, the Cruz Court denied the motion to relate and it was referred to the Frye Court. On January 31, 2025, the Frye Court denied the motion to relate. The motion is now referred to this Court to determine if this case and the Silvestri and Manning cases are related. MRC’s answer to the complaint is currently due February 14, 2025. We presently believe the outcome will not have a material impact on our financial position, results of operations, or cash flows.
On November 25, 2024, in Elizabeth Silvestri, et al. v. Martinez Refining Company LLC, MRC was named as a defendant in a complaint filed by 195 individuals which contains allegations of negligence, public and private nuisance, premise liability, trespass, and strict liability ultrahazardous activities. The plaintiffs are represented by the same law firm representing the Frye, Saliba, and Manning plaintiffs. On December 9, 2024, plaintiffs’ filed a motion to relate this case to the Frye, Silba, Manning, and Cruz cases. On January 22, 2025, the Cruz Court denied the motion to relate and it was referred to the Frye Court. On January 31, 2025, the Frye Court denied the motion to relate. The motion is now referred to the Saliba Court to determine if this case and the Saliba and Manning cases are related. MRC’s answer to the complaint is currently due February 14, 2025. We presently believe the outcome will not have a material impact on our financial position, results of operations, or cash flows.
On November 25, 2024, in Robert Manning, et al. v. Martinez Refining Company LLC, MRC was named as a defendant in a complaint filed by 204 individuals which contains allegations of negligence, public and private nuisance, premise liability, trespass, and strict liability ultrahazardous activities. The plaintiffs are represented by the same law firm representing the Frye, Saliba, and Silvestri plaintiffs. On December 9, 2024, plaintiffs’ filed a motion to relate this case to the Frye, Saliba, Silvestri, and Cruz cases. On January 22, 2025, the Cruz Court denied the motion to relate and it was referred to the Frye Court. On January 31, 2025, the Frye Court denied the motion to relate. The motion is now referred to the Saliba Court to determine if this case and the Saliba and Silvestri cases are related. MRC’s answer to the complaint is currently due February 14, 2025. We presently believe the outcome will not have a material impact on our financial position, results of operations, or cash flows.

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
As of February 7, 2025, there were 280 holders of record of PBF Energy Class A common stock and 12 holders of record of PBF Energy Class B common stock.
Dividend and Distribution Policy
Subject to the following paragraphs, PBF Energy currently intends to continue to pay quarterly cash dividends of approximately $0.275 per share on its Class A common stock.
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
PBF Holding made $551.0 million in distributions to PBF LLC during the year ended December 31, 2024. In addition, during the year ended December 31, 2024 PBF LLC used $119.9 million to make non-tax distributions to its members, of which $119.0 million was distributed to PBF Energy and the balance was distributed to PBF LLC’s other members. PBF Energy used this $119.0 million to pay cash dividends of $0.25 per share of its Class A common stock on March 14, 2024, May 30, 2024 and August 29, 2024, and cash dividends of $0.275 per share on November 27, 2024.
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
The graph below matches the cumulative 5-year total return of holders of PBF Energy, Inc.'s common stock with the cumulative total returns of the S&P 500 index and a customized peer group of six companies that includes: Delek US Holdings Inc, HF Sinclair Corporation, Marathon Petroleum Corporation, Phillips 66, CVR Energy, Inc. and Valero Energy Corporation. The graph assumes that the value of the investment in our common stock, in each index, and in the peer group (including reinvestment of dividends) was $100 on 12/31/2019 and tracks it through 12/31/2024.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among PBF Energy, Inc., the S&P 500 Index,
and a Peer Group

$250
$200
$150
$100
$50
$0
12/19
12/20
12/21
12/22
12/23
12/24
PBF Energy, Inc.
S&P 500
Peer Group

*$100 invested on 12/31/19 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024
PBF Energy Class A common stock	$100.00	$22.91	$41.84	$132.13	$145.30	$90.10
S&P 500	100.00	118.40	152.39	124.79	157.59	197.02
Peer Group	100.00	65.66	88.06	151.38	184.97	168.71

Recent Sales of Unregistered Securities—Exchange of PBF LLC Series A Units for PBF Energy Class A Common Stock
In the fourth quarter of 2024, there were no exchanges of PBF LLC Series A Units for shares of PBF Energy Class A common stock in transactions exempt from registration under Section 4(a)(2) of the Securities Act. No exchanges were made by any of our directors or current executive officers.
Share Repurchase Program
The following table summarizes PBF Energy’s Class A common stock share repurchase activity during the fourth quarter of 2024:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plan (3)	Approximately Dollar Value of Shares that May Yet Be Purchased Under Plan (in millions)
October 1-31, 2024	—	$—	—	$761.0
November 1-30, 2024	—	$—	—	$761.0
December 1-31, 2024	1,000,000	$28.96	1,000,000	$732.0
Total	1,000,000	$28.96	1,000,000	$732.0
(1) The shares purchased include only those shares that have settled as of the period end date.
(2) Average price per share excludes transaction commissions.
(3) On December 12, 2022, our Board of Directors authorized the repurchase of PBF Energy's Class A common stock (as amended from time to time, the “Repurchase Program”). As further approved on February 13, 2024, the Repurchase Program currently allows for repurchases of up to $1.75 billion and has a program expiration date of December 2025. These repurchases may be made from time to time through various methods, including open market transactions, block trades, accelerated share repurchases, privately negotiated transactions or otherwise, certain of which have been effected through Rule 10b5-1 plans. The timing and number of shares repurchased depended on a variety of factors, including price, capital availability, legal requirements and economic and market conditions. We were not obligated to purchase any shares under the Repurchase Program, and repurchases could be suspended or discontinued at any time without prior notice.
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
In this Item 7, we discuss results for the years ended December 31, 2024 and 2023 and comparisons of the results for the years ended December 31, 2024 and 2023. Discussions of results for the year ended December 31, 2022 and comparisons of the results for the years ended December 31, 2023 and 2022 can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of the Company's annual report on Form 10-K for the year ended December 31, 2023.
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
•rate of inflation, including increases due to tariffs and other trade measures that may be proposed by the new presidential administration, and its impact on supply and demand, pricing, and supply chain disruption;
•the effects related to, or resulting from, geopolitical conflict around the world, including Russia's military action in Ukraine, armed hostilities in the middle east and disruptions in international shipping, resulting from attacks by armed groups on cargo ships, including the imposition of additional sanctions and export controls, the potential expansion of such conflicts to other nations or regions, as well as the broader impacts to financial markets and the global macroeconomic and geopolitical environment;

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
•political pressure and influence of environmental groups and other stakeholders on decisions and policies related to the refining, processing and storage of crude oil and refined products, and the related adverse impacts from changes in our regulatory environment, such as the effects of compliance with AB 32 and/or ABx 2-1, or from actions taken by environmental interest groups;
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
Executive Summary
Our business operations are conducted by our subsidiaries. We own and operate six domestic oil refineries and related assets located in Delaware City, Delaware, Paulsboro, New Jersey, Toledo, Ohio, Chalmette, Louisiana, Torrance, California, and Martinez, California, and own a 50% interest in the Renewable Diesel Facility through our SBR equity method investment. Our refineries have a combined processing capacity, known as throughput, of approximately 1,000,000 bpd, and a weighted-average Nelson Complexity Index of 12.8 based on current operating conditions. The complexity and throughput capacity of our refineries are subject to change dependent upon configuration changes we make to respond to market conditions, as well as a result of investments made to improve our facilities and maintain compliance with environmental and governmental regulations. We operate in two reportable business segments: Refining and Logistics. Our six refineries are all engaged in the refining of crude oil and other feedstocks into petroleum products, and represent the Refining segment. PBFX operates certain logistical assets such as crude oil and refined products terminals, pipelines, and storage facilities, which represent the Logistics segment.

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
There were $200.0 million outstanding borrowings under the Revolving Credit Facility as of December 31, 2024. There were no outstanding borrowings as of December 31, 2023.
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

Catalyst Financing Obligations
During the year ended December 31, 2023, we settled our last remaining outstanding precious metal financing arrangement, which represented a reduction of debt of approximately $3.1 million. During the year ended December 31, 2022, we settled certain of our precious metals financing arrangements, resulting in reductions of debt of approximately $56.2 million.
Refer to “Note 9 - Credit Facilities and Debt” of our Notes to Consolidated Financial Statements, for further information.
Inventory Intermediation Agreement
Prior to 2023, PBF Holding and its subsidiaries, DCR, PRC, and Chalmette Refining (collectively, the “PBF Entities”), entered into the third amended and restated inventory intermediation agreement (the “Inventory Intermediation Agreement”) with J. Aron. Pursuant to the Inventory Intermediation Agreement, J. Aron purchased and held title to certain crude oil, intermediates, and finished products (the “J. Aron Products”) purchased or produced by the Paulsboro and Delaware City refineries (and at the election of the PBF Entities, the Chalmette refinery) (the “Refineries”) and delivered into the storage tanks at the Refineries (the “Storage Tanks”). The J. Aron Products were sold back to us as the J. Aron Products were discharged out of the Storage Tanks.
On June 28, 2023, the PBF Entities entered into an amendment to the Inventory Intermediation Agreement to amend certain provisions in order to allow for the early termination of the Inventory Intermediation Agreement effective as of July 31, 2023. In conjunction with this early termination, we made a payment of $268.0 million for the inventory previously held by J. Aron, inclusive of $13.5 million of related costs associated with exiting the agreement.
Equity Method Investment in SBR
On June 27, 2023, we and our partner, Eni, completed the closing of the equity method investment transaction and the capitalization of SBR, a jointly held investee designed to own, develop, and operate the Renewable Diesel Facility. We contributed the SBR business, which had a total estimated fair value of $1.69 billion, excluding working capital. Eni contributed $845.6 million of total consideration, which consisted of $431.0 million of cash distributed to us at close and an additional $414.6 million of cash contributed after the commercial start-up of the pre-treatment unit in July 2023. SBR now owns the Renewable Diesel Facility. As stipulated in the agreements with Eni, we managed project execution and continue to serve as the operator of the facility. During the year ended December 31, 2023, we recorded a gain of $925.1 million resulting from the difference between the fair value of the consideration received, including our 50% noncontrolling interest, and the carrying value of the related assets contributed. During the year ended December 31, 2024, we recorded an $8.7 million reduction to the gain.
Transactions with SBR
We and our subsidiaries have entered into various agreements with SBR, primarily related to the sale and purchase of environmental credits and hydrocarbon products. Refer to “Note 10 - Related Party Transactions” of our Notes to Consolidated Financial Statements for transactions with SBR.

Share Repurchase Program
On December 12, 2022, our Board of Directors authorized the Repurchase Program. As further approved on February 13, 2024, the Repurchase Program currently allows for repurchases of up to $1.75 billion and has a program expiration date of December 2025. During the year ended December 31, 2024, we purchased 7,554,269 shares of PBF Energy's Class A common stock for $329.1 million, inclusive of commissions paid, through open market transactions. During the year ended December 31, 2023, we purchased 12,367,073 shares of PBF Energy's Class A common stock for $532.5 million, inclusive of commissions paid, through open market transactions. During the year ended December 31, 2022, we purchased 4,192,555 shares of PBF Energy's Class A common stock for $156.4 million, inclusive of commissions paid, through open market transactions.
Land Sales
During the year ended December 31, 2023, we closed on a third-party sale of a parcel of real property acquired as part of the Torrance refinery, but not part of the refinery itself. The sale resulted in a gain of approximately $1.7 million, included within Gain on sale of assets in the Consolidated Statements of Operations.
Merger Transaction
On November 30, 2022, PBF Energy, PBF LLC, PBFX Holdings Inc., a Delaware corporation and wholly-owned subsidiary of PBF LLC (“PBFX Holdings”), Riverlands Merger Sub LLC, a Delaware limited liability company and wholly owned subsidiary of PBF LLC, PBFX, and PBFX GP closed on a definitive agreement (the “Merger Agreement”) pursuant to which PBF Energy and PBF LLC acquired all of the publicly held common units in PBFX representing limited partner interests in the master limited partnership not already owned by certain wholly-owned subsidiaries of PBF Energy and its affiliates (the “Merger Transaction”). Subsequent to closing on the Merger Transaction, PBFX became an indirect wholly-owned subsidiary of PBF Energy and PBF LLC.
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

Tax Receivable Agreement
In connection with our IPO, we entered into a Tax Receivable Agreement pursuant to which we are required to pay the members of PBF LLC or their permitted assignees, who exchange their units for PBF Energy Class A common stock or whose units PBF Energy purchases, approximately 85% of the cash savings in income taxes that we realize as a result of the increase in the tax basis of our interest in PBF LLC, including tax benefits attributable to payments made under the Tax Receivable Agreement. As of December 31, 2024, a liability for the Tax Receivable Agreement of $293.6 million ($336.6 million and $338.6 million as of December 31, 2023 and December 31, 2022, respectively) reflecting our estimate of the undiscounted amounts that we expect to pay under the agreement. As of December 31, 2024, $125.4 million of the Tax Receivable Agreement obligation was recorded as a Current liability and represents the amount paid in January 2025 related to the 2023 tax year. As future taxable income is recognized, increases in our Tax Receivable Agreement liability may be necessary in conjunction with the revaluation of deferred tax assets. Refer to “Note 11 - Commitments and Contingencies” and “Note 18 - Income Taxes” of our Notes to Consolidated Financial Statements for more details.
Renewable Fuel Standard
We are subject to obligations to purchase RINs required to comply with RFS. Our overall RINs obligation is based on a percentage of domestic shipments of on-road fuels as established by EPA. To the degree we are unable to blend the required amount of biofuels to satisfy our RINs obligation, RINs must be purchased on the open market to avoid penalties and fines. We record our RINs obligation on a net basis in Accrued expenses when our RINs liability is greater than the amount of RINs earned and purchased in a given period and in Prepaid and other current assets when the amount of RINs earned and purchased is greater than the RINs liability. We incurred approximately $515.3 million in RINs costs during the year ended December 31, 2024 as compared to $762.3 million and $1,225.5 million during the years ended December 31, 2023 and 2022, respectively. The fluctuations in RINs costs are due primarily to volatility in prices for ethanol-linked RINs and changes in our production of on-road transportation fuels. Our RINs purchase obligation is dependent on our actual shipment of on-road transportation fuels domestically and the amount of blending achieved.
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
East Coast Refining System (Delaware City and Paulsboro Refineries). The benchmark refining margin for the East Coast Refining System is calculated by assuming that two barrels of Dated Brent crude oil are converted into one barrel of gasoline and one barrel of diesel. We calculate this benchmark using the NYH market value of reformulated blendstock for oxygenate blending (“RBOB”) and ULSD against the market value of Dated Brent and refer to the benchmark as the Dated Brent (NYH) 2-1-1 benchmark refining margin. The East Coast Refining System has a product slate of approximately 35% gasoline, 36% distillate, 2% high-value Group I lubricants, 1% high-value petrochemicals, with the remaining portion of the product slate comprised of lower-value products (3% LPGs, 18% black oil and 5% other). For this reason, we believe the Dated Brent (NYH) 2-1-1 is an appropriate benchmark industry refining margin. The majority of East Coast refining revenues are generated off NYH-based market prices.
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
Toledo Refinery. The benchmark refining margin for the Toledo refinery is calculated by assuming that four barrels of WTI crude oil are converted into three barrels of gasoline, one-half barrel of ULSD and one-half barrel of jet fuel. We calculate this refining margin using the Chicago market values of CBOB and ULSD and the United States Gulf Coast value of jet fuel against the market value of WTI and refer to this benchmark as the WTI (Chicago) 4-3-1 benchmark refining margin. Our Toledo refinery has a product slate of approximately 54% gasoline, 37% distillate, 4% high-value petrochemicals (including nonene, tetramer, benzene, xylene and toluene) with the remaining portion of the product slate comprised of lower-value products (3% LPGs and 2% black oil). For this reason, we believe the WTI (Chicago) 4-3-1 is an appropriate benchmark industry refining margin. The majority of Toledo revenues are generated off Chicago-based market prices.
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
Chalmette Refinery. The benchmark refining margin for the Chalmette refinery is calculated by assuming two barrels of LLS crude oil are converted into one barrel of gasoline and one barrel of diesel. We calculate this benchmark using the US Gulf Coast market value of 87 conventional gasoline and ULSD against the market value of LLS and refer to this benchmark as the LLS (Gulf Coast) 2-1-1 benchmark refining margin. Our Chalmette refinery has a product slate of approximately 42% gasoline and 35% distillate, 1% high-value petrochemicals with the remaining portion of the product slate comprised of lower-value products (9% black oil, 5% LPGs, and 8% other). For this reason, we believe the LLS (Gulf Coast) 2-1-1 is an appropriate benchmark industry refining margin. The majority of Chalmette revenues are generated off Gulf Coast-based market prices.
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

Torrance Refinery. The benchmark refining margin for the Torrance refinery is calculated by assuming that four barrels of ANS crude oil are converted into three barrels of gasoline, one-half barrel of diesel and one-half barrel of jet fuel. We calculate this benchmark using the West Coast Los Angeles market value of California reformulated blendstock for oxygenate blending (“CARBOB”), CARB diesel and jet fuel and refer to the benchmark as the ANS (West Coast) 4-3-1 benchmark refining margin. Our Torrance refinery has a product slate of approximately 59% gasoline and 26% distillate with the remaining portion of the product slate comprised of lower-value products (3% LPG, 2% black oil and 10% other). For this reason, we believe the ANS (West Coast) 4-3-1 is an appropriate benchmark industry refining margin. The majority of Torrance revenues are generated off West Coast Los Angeles-based market prices.
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
Martinez Refinery. The benchmark refining margin for the Martinez refinery is calculated by assuming that three barrels of ANS crude oil are converted into two barrels of gasoline, one-quarter barrel of diesel and three-quarter barrel of jet fuel. We calculate this benchmark using the West Coast San Francisco market value of CARBOB, CARB diesel and jet fuel and refer to the benchmark as the ANS (West Coast) 3-2-1 benchmark refining margin. Our Martinez refinery has a product slate of approximately 58% gasoline and 31% distillate with the remaining portion of the product slate comprised of lower-value products (4% LPG, 3% black oil petroleum coke and 4% other). For this reason, we believe the ANS (West Coast) 3-2-1 is an appropriate benchmark industry refining margin. The majority of Martinez revenues are generated off West Coast San Francisco-based market prices.
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

Results of Operations
The tables below reflect our consolidated financial and operating highlights for the years ended December 31, 2024, 2023 and 2022 (amounts in millions, except per share data). We operate in two reportable business segments: Refining and Logistics. Our oil refineries, excluding the assets operated by PBFX, are all engaged in the refining of crude oil and other feedstocks into petroleum products, and represent the Refining segment. PBFX is an indirect wholly-owned subsidiary of PBF Energy that operates certain logistics assets such as crude oil and refined products terminals, pipelines and storage facilities. PBFX’s operations represent the Logistics segment. We do not separately discuss our results by individual segments as our Logistics segment did not have any significant third-party revenues and a significant portion of its operating results are eliminated in consolidation.

PBF Energy	Year Ended December 31,
	2024	2023	2022
Revenues	$33,115.3	$38,324.8	$46,830.3
Cost and expenses:
Cost of products and other	30,266.7	32,671.3	39,049.1
Operating expenses (excluding depreciation and amortization expense as reflected below)	2,606.2	2,694.9	2,599.0
Depreciation and amortization expense	614.6	560.0	503.6
Cost of sales	33,487.5	35,926.2	42,151.7
General and administrative expenses (excluding depreciation and amortization expense as reflected below)	260.4	362.5	468.7
Depreciation and amortization expense	13.2	11.5	7.5
Change in fair value of contingent consideration, net	(3.3)	(45.8)	48.3
Equity loss in investee	47.4	45.3	—
Loss (gain) on formation of SBR equity method investment	8.7	(925.1)	—
Loss (gain) on sale of assets	0.4	(1.3)	0.9
Total cost and expenses	33,814.3	35,373.3	42,677.1
Income (loss) from operations	(699.0)	2,951.5	4,153.2
Other income (expense):
Interest expense (net of interest income of $51.2, $75.0, and $20.6, respectively)	(72.0)	(63.8)	(246.0)
Change in Tax Receivable Agreement liability	—	2.0	(290.3)
Change in fair value of catalyst obligations	—	1.1	(2.0)
Loss on extinguishment of debt	—	(5.7)	(66.1)
Other non-service components of net periodic benefit cost	2.4	0.7	8.8
Income (loss) before income taxes	(768.6)	2,885.8	3,557.6
Income tax (benefit) expense	(228.4)	723.8	584.8
Net income (loss)	(540.2)	2,162.0	2,972.8
Less: net income (loss) attributable to noncontrolling interests	(6.4)	21.5	96.0
Net income (loss) attributable to PBF Energy Inc. stockholders	$(533.8)	$2,140.5	$2,876.8
Consolidated gross margin	$(372.2)	$2,398.6	$4,678.6
Gross refining margin (1)	$2,487.6	$5,287.7	$7,429.9
Net income available to Class A common stock per share:
Basic	$(4.59)	$17.13	$23.47
Diluted	$(4.60)	$16.52	$22.84
——————————
(1) See Non-GAAP Financial Measures.

Operating Highlights

	Year Ended December 31,
	2024	2023	2022
Key Operating Information
Production (bpd in thousands)	913.1	918.3	937.1
Crude oil and feedstocks throughput (bpd in thousands)	904.0	909.4	925.1
Total crude oil and feedstocks throughput (millions of barrels)	330.9	329.0	337.7
Consolidated gross margin per barrel of throughput	$(1.13)	$7.29	$13.85
Gross refining margin, excluding special items, per barrel of throughput (1)	$7.89	$16.07	$22.00
Refinery operating expense, per barrel of throughput	$7.52	$7.85	$7.39

Crude and feedstocks (% of total throughput) (2)
Heavy	31%	27%	32%
Medium	38%	35%	36%
Light	17%	20%	18%
Other feedstocks and blends	14%	18%	14%
Total throughput	100%	100%	100%

Yield (% of total throughput)
Gasoline and gasoline blendstocks	47%	47%	47%
Distillates and distillate blendstocks	34%	34%	35%
Lubes	1%	1%	1%
Chemicals	1%	1%	1%
Other	18%	18%	17%
Total yield	101%	101%	101%
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

	Year Ended December 31,
	2024	2023	2022
	(dollars per barrel, except as noted)
Dated Brent crude oil	$80.72	$82.64	$101.27
West Texas Intermediate (WTI) crude oil	$75.87	$77.67	$94.58
Light Louisiana Sweet (LLS) crude oil	$78.33	$80.14	$96.81
Alaska North Slope (ANS) crude oil	$80.24	$82.36	$98.76
Crack Spreads
Dated Brent (NYH) 2-1-1	$18.24	$29.67	$40.26
WTI (Chicago) 4-3-1	$16.27	$23.71	$31.56
LLS (Gulf Coast) 2-1-1	$18.21	$29.13	$37.56
ANS (West Coast-LA) 4-3-1	$23.36	$36.88	$41.64
ANS (West Coast-SF) 3-2-1	$24.62	$36.89	$41.89
Crude Oil Differentials
Dated Brent (foreign) less WTI	$4.84	$4.97	$6.68
Dated Brent less Maya (heavy, sour)	$12.31	$13.71	$13.95
Dated Brent less WTS (sour)	$4.85	$4.99	$6.98
Dated Brent less ASCI (sour)	$5.23	$5.73	$9.68
WTI less WCS (heavy, sour)	$14.82	$18.32	$21.30
WTI less Bakken (light, sweet)	$1.39	$(1.28)	$(4.05)
WTI less Syncrude (light, sweet)	$0.75	$(0.91)	$(3.04)
WTI less LLS (light, sweet)	$(2.45)	$(2.48)	$(2.22)
WTI less ANS (light, sweet)	$(4.36)	$(4.70)	$(4.17)
Effective RIN basket price	$3.75	$7.02	$7.66
Natural gas (dollars per MMBTU)	$2.41	$2.66	$6.54
2024 Compared to 2023
Overview— PBF Energy net loss was $540.2 million for the year ended December 31, 2024 compared to net income of $2,162.0 million for the year ended December 31, 2023. Net loss attributable to PBF Energy stockholders was $533.8 million, or $(4.60) per diluted share, for the year ended December 31, 2024 ($(4.60) per share on a fully-exchanged, fully-diluted basis based on adjusted fully-converted net loss, or $(3.89) per share on a fully-exchanged, fully-diluted basis based on adjusted fully-converted net loss excluding special items, as described below in Non-GAAP Financial Measures) compared to net income attributable to PBF Energy stockholders of $2,140.5 million, or $16.52 per diluted share, for the year ended December 31, 2023 ($16.52 per share on a fully-exchanged, fully-diluted basis based on adjusted fully-converted net income, or $11.32 per share on a fully-exchanged, fully-diluted basis based on adjusted fully-converted net income excluding special items, as described below in Non-GAAP Financial Measures). The net income (loss) attributable to PBF Energy stockholders represents PBF Energy’s equity interest in PBF LLC’s pre-tax income (loss), less applicable income tax (benefit) expense. PBF Energy’s weighted-average equity interest in PBF LLC was 99.3% for both the years ended December 31, 2024 and 2023.

Our results for the year ended December 31, 2024 were negatively impacted by special items consisting of a LIFO inventory decrement of $124.5 million, or $92.1 million net of tax, and a decrease to our gain on the formation of the SBR equity method investment of $8.7 million, or $6.4 million net of tax, partially offset by our share of the adjustment to the SBR LCM inventory reserve of $18.9 million, or $14.0 million net of tax, and a change in fair value of contingent consideration of $3.3 million, or $2.4 million net of tax, related to changes in our earn-out obligation associated with the acquisition of the Martinez refinery and logistic assets (the “Martinez Contingent Consideration”). Our results for the year ended December 31, 2023 were positively impacted by special items consisting of a gain on the formation of the SBR equity method investment of $925.1 million, or $684.6 million net of tax, a change in fair value of contingent consideration of $45.8 million, or $33.9 million net of tax, pre-tax benefit associated with the change in the Tax Receivable Agreement liability of $2.0 million, or $1.5 million net of tax and a gain on the sale of a parcel of land at our Torrance refinery of $1.7 million or $1.3 million net of tax, partially offset by our share of the SBR LCM inventory reserve of $38.7 million, or $28.6 million net of tax, a $5.7 million, or $4.2 million net of tax, loss on extinguishment of debt related to the redemption of our 2025 Senior Notes and the amendment and restatement of the Revolving Credit Facility, and exit costs associated with the early termination of the Inventory Intermediation Agreement of $13.5 million, or $10.0 million, net of tax.
Excluding the impact of these special items, when comparing our results to the year ended December 31, 2023, we experienced an overall decrease in our refining margins due to unfavorable movements in crack spreads and crude oil differentials sold at the majority of our refineries. In addition, the planned and unplanned maintenance experienced at our West Coast refineries during the fourth quarter of 2023 extended into the first half of 2024. These decreasing metrics combined with the timing of our maintenance activities have negatively impacted our revenues, gross margin, and operating income in comparison to the prior year.
Revenues— Revenues totaled $33.1 billion for the year ended December 31, 2024 compared to $38.3 billion for the year ended December 31, 2023, a decrease of approximately $5.2 billion or 13.6%. Revenues per barrel sold were $90.47 and $100.85 for the years ended December 31, 2024 and 2023, respectively, a decrease of 10.3% directly related to lower hydrocarbon commodity prices. For the year ended December 31, 2024, the total throughput rates at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 305,200 bpd, 140,700 bpd, 162,200 bpd and 295,900 bpd, respectively. For the year ended December 31, 2023, the total throughput rates at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 327,600 bpd, 136,400 bpd, 174,200 bpd and 271,200 bpd, respectively. For the year ended December 31, 2024, the total barrels sold at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 347,700 bpd, 148,500 bpd, 158,700 bpd and 345,300 bpd, respectively. For the year ended December 31, 2023, the total barrels sold at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 373,700 bpd, 148,700 bpd, 187,300 bpd and 340,800 bpd, respectively.
Overall average throughput rates at our refineries were slightly lower in the year ended December 31, 2024 due to increased maintenance activity and lower demand compared to the same period in 2023. We plan to continue operating our refineries based on demand and current market conditions. Total refined product barrels sold were higher than throughput rates, reflecting sales from inventory as well as sales and purchases of refined products outside our refineries.

Consolidated gross margin— Consolidated gross margin totaled $(372.2) million for the year ended December 31, 2024, compared to $2,398.6 million for the year ended December 31, 2023, a decrease of $2,770.8 million. Gross refining margin (as described below in Non-GAAP Financial Measures) totaled $2,487.6 million, or $7.51 per barrel of throughput, for the year ended December 31, 2024 compared to $5,287.7 million, or $16.07 per barrel of throughput, for the year ended December 31, 2023, a decrease of approximately $2,800.1 million. Gross refining margin excluding special items totaled $2,612.1 million, or $7.89 per barrel of throughput, for the year ended December 31, 2024 compared to $5,287.7 million, or $16.07 per barrel of throughput, for the year ended December 31, 2023, a decrease of $2,675.6 million. Consolidated gross margin and gross refining margin decreased due to unfavorable movements in crack spreads and crude oil differentials at the majority of our refineries.
Consolidated gross margin and gross refining margin were negatively impacted in the current year by a LIFO inventory decrement charge of $124.5 million mainly related to our East Coast and Gulf Coast LIFO inventory layers. During the year ended December 31, 2023, our margin calculations were not impacted by special items.
Additionally, our results continue to be impacted by significant costs to comply with the RFS. Total RFS compliance costs were $515.3 million for the year ended December 31, 2024 compared to $762.3 million for the year ended December 31, 2023.
Average industry margins were unfavorable during the year ended December 31, 2024 in comparison to the prior year, primarily due to decreased refining margins as a result of unfavorable movements in crack spreads and crude oil differentials at the majority of our refineries.
Favorable movements in these benchmark crude differentials typically result in lower crude costs and positively impact our earnings, while reductions in these benchmark crude differentials typically result in higher crude costs and negatively impact our earnings.
On the East Coast, the Dated Brent (NYH) 2-1-1 industry crack spread was approximately $18.24 per barrel, or 38.5% lower, in the year ended December 31, 2024, as compared to $29.67 per barrel in the same period in 2023. Our margins were positively impacted from our refinery specific slate on the East Coast by strengthened WTI/Bakken differential, which increased by $2.67 per barrel, offset by weakened Dated Brent/Maya differential, which decreased by $1.40 per barrel compared to the same period in 2023. Additionally, the WTI/WCS differential decreased to $14.82 per barrel in 2024 compared to $18.32 per barrel in 2023, which unfavorably impacted our cost of heavy Canadian crude.
Across the Mid-Continent, the WTI (Chicago) 4-3-1 industry crack spread was $16.27 per barrel, or 31.4% lower, in the year ended December 31, 2024, as compared to $23.71 per barrel in the prior year. Our margins were positively impacted from our refinery specific slate in the Mid-Continent by an increasing WTI/Bakken differential, which averaged a discount of $1.39 per barrel in the year ended December 31, 2024, as compared to a premium of $1.28 per barrel in the prior year. Additionally, the WTI/Syncrude differential averaged a discount of $0.75 per barrel for the year ended December 31, 2024 as compared to a premium of $0.91 per barrel in the prior year.
On the Gulf Coast, the LLS (Gulf Coast) 2-1-1 industry crack spread was $18.21 per barrel, or 37.5% lower, in the year ended December 31, 2024 as compared to $29.13 per barrel in the prior year. Margins on the Gulf Coast were positively impacted from our refinery specific slate by a strengthening WTI/LLS differential, which averaged a premium of $2.45 per barrel for the year ended December 31, 2024 as compared to a premium of $2.48 per barrel in the prior year.

On the West Coast, the ANS (West Coast) 4-3-1 industry crack spread was $23.36 per barrel, or 36.7% lower, in the year ended December 31, 2024 as compared to $36.88 per barrel in the prior year. Additionally, the ANS (West Coast) 3-2-1 industry crack spread was $24.62 per barrel, or 33.3% lower, in the year ended December 31, 2024 as compared to $36.89 per barrel in the prior year. Our margins on the West Coast were positively impacted from our refinery specific slate by a strengthening WTI/ANS differential, which averaged a premium of $4.36 per barrel for the year ended December 31, 2024 as compared to a premium of $4.70 per barrel in the prior year.
Operating expenses— Operating expenses totaled $2,606.2 million for the year ended December 31, 2024 compared to $2,694.9 million for the year ended December 31, 2023, a decrease of approximately $88.7 million, or 3.3%. Of the total $2,606.2 million in operating expenses, $2,487.8 million, or $7.52 per barrel of throughput, related to expenses incurred by the Refining segment, while the remaining $118.4 million related to expenses incurred by the Logistics segment ($2,581.3 million or $7.85 per barrel of throughput, and $113.6 million of operating expenses for the year ended December 31, 2023 related to the Refining and Logistics segments, respectively). The decrease in operating expenses was mainly attributable to lower maintenance and lower energy costs due to a decrease in overall natural gas prices and electricity.
General and administrative expenses— General and administrative expenses totaled $260.4 million for the year ended December 31, 2024, compared to $362.5 million for the year ended December 31, 2023, a decrease of $102.1 million or 28.2%. The decrease in general and administrative expenses in comparison to the year 2023 was due to lower employee-related expenses, including incentive compensation. General and administrative expenses are comprised of personnel, facilities, and other infrastructure costs necessary to support our refineries and related logistics assets.
Loss (gain) on formation of SBR equity method investment— There was a loss of $8.7 million for the year ended December 31, 2024, associated with a reduction of our gain on formation of the SBR equity method investment. There was a gain of $925.1 million for the year ended December 31, 2023, resulting from the difference between the carrying value and fair value of the assets associated with the business contributed to SBR.
Equity loss in investee— There was a loss of $47.4 million and $45.3 million for the years ended December 31, 2024 and December 31, 2023, respectively, related to our equity share of our investments in SBR.
Loss (gain) on sale of assets— There was a net loss of $0.4 million for the year ended December 31, 2024 related primarily to the sale of non-operating refinery assets. There was a net gain of $1.3 million for the year ended December 31, 2023 related primarily to the sale of a parcel of land at our Torrance refinery.
Depreciation and amortization expense— Depreciation and amortization expense totaled $627.8 million for the year ended December 31, 2024 (including $614.6 million recorded within Cost of sales) compared to $571.5 million for the year ended December 31, 2023 (including $560.0 million recorded within Cost of sales), an increase of $56.3 million. The increase was a result of a general increase in our fixed asset base due to capital projects and turnarounds completed since the end of the prior year.
Change in fair value of contingent consideration, net— Change in fair value of contingent consideration represented a gain of $3.3 million and $45.8 million for the years ended December 31, 2024 and December 31, 2023, respectively. These gains were primarily related to changes in the estimated fair value of the Martinez Contingent Consideration.

Change in Tax Receivable Agreement liability— There was no change in the Tax Receivable Agreement liability for the year ended December 31, 2024. Changes in the Tax Receivable Agreement liability for the year ended December 31, 2023 represented a benefit of $2.0 million as a result of changes in the deferred tax asset valuation allowance recorded in accordance with Accounting Standards Codification (“ASC”) 740, Income Taxes (“ASC 740”), related to the reduction of deferred tax assets associated with the payments made or expected to be made in connection with the Tax Receivable Agreement liability.
Change in fair value of catalyst obligations— Change in fair value of catalyst obligations represented a gain of $1.1 million for the year ended December 31, 2023. This gain related to the change in fair value of the precious metals underlying the sale and leaseback of our refineries’ precious metal catalysts, which we were obligated to repurchase at fair market value upon lease termination. During 2023, we settled our remaining outstanding precious metal financing arrangement.
Loss on extinguishment of debt— There was a loss on extinguishment of debt of $5.7 million in the year ended December 31, 2023, related to the redemption of the 2025 Senior Notes and the amendment and restatement of the Revolving Credit Agreement.
Interest expense, net— Interest expense, net totaled $72.0 million for the year ended December 31, 2024, compared to $63.8 million for the year ended December 31, 2023, an increase of $8.2 million. The net increase is mainly attributable to lower interest income earned during the year ended December 31, 2024 driven by lower interest rates in comparison to the prior year, as well as higher outstanding borrowings on our Revolving Credit Facility, partially offset by lower interest expense due to the redemption of the PBFX 2023 Senior Notes during the first quarter of 2023, the redemption of the 2025 Senior Notes in the third quarter of 2023, and the issuance of our 2030 Senior Notes during the third quarter of 2023 at a reduced principal amount. For the year ended December 31, 2024, interest expense includes interest on long-term debt, letter of credit fees associated with the purchase of certain crude oils and the amortization of deferred financing costs.
Income tax (benefit) expense— PBF LLC is organized as a limited liability company and PBFX is a partnership, both of which are treated as “flow-through” entities for federal income tax purposes and therefore are not subject to income tax. However, two subsidiaries of Chalmette Refining and our Canadian subsidiary, PBF Energy Limited, are treated as C-Corporations for income tax purposes and may incur income taxes with respect to their earnings, as applicable. The members of PBF LLC are required to include their proportionate share of PBF LLC’s taxable income or loss, on their respective tax returns. PBF LLC generally makes distributions to its members, per the terms of PBF LLC’s amended and restated limited liability company agreement, related to such taxes on a pro-rata basis. PBF Energy recognizes an income tax expense or benefit in our consolidated financial statements based on PBF Energy’s allocable share of PBF LLC’s pre-tax income or loss, which was approximately 99.3% on a weighted-average basis for both the year ended December 31, 2024 and 2023. PBF Energy’s Consolidated Financial Statements do not reflect any benefit or provision for income taxes on the pre-tax income or loss attributable to the noncontrolling interest in PBF LLC (although, as described above, PBF LLC must make tax distributions to all its members on a pro-rata basis). PBF Energy’s effective tax rate, including the impact of noncontrolling interests, for the years ended December 31, 2024 and 2023 was 29.7% and 25.1%, respectively.

Noncontrolling Interest— PBF Energy is the sole managing member of, and has a controlling interest in, PBF LLC. As the sole managing member of PBF LLC, PBF Energy operates and controls all of the business and affairs of PBF LLC and its subsidiaries. PBF Energy consolidates the financial results of PBF LLC and its subsidiaries. With respect to the consolidation of PBF LLC, we record a noncontrolling interest for the economic interest in PBF LLC held by members other than PBF Energy, with respect to the consolidation of PBFX, we recorded a noncontrolling interest for the economic interests in PBFX held by the public unitholders of PBFX prior to the close of the Merger Transaction, and with respect to the consolidation of PBF Holding, we record a 20% noncontrolling interest for the ownership interests in two subsidiaries of Chalmette Refining held by a third-party. The total noncontrolling interest on the Consolidated Statements of Operations represents the portion of the Company’s earnings or loss attributable to the economic interests held by members of PBF LLC other than PBF Energy, by the public common unitholders of PBFX prior to the close of the Merger Transaction and by the third-party stockholders of certain of Chalmette Refining’s subsidiaries. The total noncontrolling interest on the Consolidated Balance Sheets represents the portion of the Company’s net assets attributable to the economic interests held by the members of PBF LLC other than PBF Energy, and by the third-party stockholders of the two Chalmette Refining subsidiaries. PBF Energy’s weighted-average equity noncontrolling interest ownership percentage in PBF LLC for both the year ended December 31, 2024 and 2023 was approximately 0.7%. The carrying amount of the noncontrolling interest on our Consolidated Balance Sheets attributable to the noncontrolling interest is not equal to the noncontrolling interest ownership percentage due to the effect of income taxes and related agreements that pertain solely to PBF Energy.
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
Special Items
The Non-GAAP measures presented include Adjusted Fully-Converted Net Income (Loss) excluding special items, gross refining margin excluding special items, EBITDA excluding special items and net debt to capitalization ratio excluding special items. Special items for the periods presented relate to a LIFO inventory decrement, our share of the SBR LCM inventory adjustment, net changes in fair value of contingent consideration, loss (gain) on formation of the SBR equity method investment, loss on extinguishment of debt and termination of the Inventory Intermediation Agreement, changes in the Tax Receivable Agreement liability, gains on land sales, and net tax benefit on remeasurement of deferred tax assets. See “Notes to Non-GAAP Financial Measures” below for more details on all special items disclosed. Although we believe that Non-GAAP financial measures, excluding the impact of special items, provide useful supplemental information to investors regarding the results and performance of our business and allow for helpful period-over-period comparisons, such Non-GAAP measures should only be considered as a supplement to, and not as a substitute for, or superior to, the financial measures prepared in accordance with GAAP.

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

The following table reconciles PBF Energy’s Adjusted Fully-Converted results with its results presented in accordance with GAAP for the years ended December 31, 2024, 2023 and 2022 (in millions, except share and per share amounts):

	Year Ended December 31,
	2024	2023	2022
Net income (loss) attributable to PBF Energy Inc. stockholders	$(533.8)	$2,140.5	$2,876.8
Less: Income allocated to participating securities	0.1	—	—
Income (loss) available to PBF Energy Inc. stockholders - basic	(533.9)	2,140.5	2,876.8
Add: Net income (loss) attributable to noncontrolling interest (1)	(6.0)	20.5	27.9
Less: Income tax benefit (expense) (2)	1.6	(5.3)	(7.2)
Adjusted fully-converted net income (loss)	$(538.3)	$2,155.7	$2,897.5
Special Items: (3)
Add: LCM inventory adjustment - SBR	(18.9)	38.7	—
Add: LIFO inventory decrement	124.5	—	—
Add: Change in fair value of contingent consideration, net	(3.3)	(45.8)	48.3
Add: Loss (gain) on formation of SBR equity method investment	8.7	(925.1)	—
Add: Loss on extinguishment of debt and termination of Inventory Intermediation Agreement	—	19.2	66.1
Add: Gain on land sales	—	(1.7)	—
Add: Change in Tax Receivable Agreement liability	—	(2.0)	290.3
Add: Net tax benefit on remeasurement of deferred tax assets	—	—	(233.8)
Less: Recomputed income tax on special items	(28.8)	238.3	(104.9)
Adjusted fully-converted net income (loss) excluding special items	$(456.1)	$1,477.3	$2,963.5

Weighted-average shares outstanding of PBF Energy Inc.	116,248,827	124,953,858	122,598,076
Conversion of PBF LLC Series A Units (4)	862,780	899,519	917,991
Common stock equivalents (5)	—	4,656,071	3,344,039
Fully-converted shares outstanding—diluted	117,111,607	130,509,448	126,860,106

Diluted net income (loss) per share	$(4.60)	$16.52	$22.84
Adjusted fully-converted net income (loss) per fully exchanged, fully diluted shares outstanding (5)	$(4.60)	$16.52	$22.84
Adjusted fully-converted net income (loss) excluding special items per fully exchanged, fully diluted shares outstanding (3) (5)	$(3.89)	$11.32	$23.36
——————————
See Notes to Non-GAAP Financial Measures.

Gross Refining Margin and Gross Refining Margin Excluding Special Items
Gross refining margin is defined as consolidated gross margin excluding refining depreciation, refining operating expenses, and gross margin of the Logistic segment. We believe both gross refining margin and gross refining margin excluding special items are important measures of operating performance and provide useful information to investors because they are helpful metric comparisons to the industry refining margin benchmarks, as the refining margin benchmarks do not include a charge for refining operating expenses and depreciation. In order to assess our operating performance, we compare our gross refining margin (revenues less cost of products and other) to industry refining margin benchmarks and crude oil prices as defined in the table below.
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

	Year Ended December 31,
	2024		2023		2022
	$	per barrel of throughput	$	per barrel of throughput	$	per barrel of throughput
Calculation of consolidated gross margin:
Revenues	$33,115.3	$100.08	$38,324.8	$116.48	$46,830.3	$138.69
Less: Cost of sales	33,487.5	101.21	35,926.2	109.19	42,151.7	124.84
Consolidated gross margin	$(372.2)	$(1.13)	$2,398.6	$7.29	$4,678.6	$13.85
Reconciliation of consolidated gross margin to gross refining margin:
Consolidated gross margin	$(372.2)	$(1.13)	$2,398.6	$7.29	$4,678.6	$13.85
Add: Logistics operating expense	135.9	0.41	131.9	0.40	121.4	0.36
Add: Logistics depreciation expense	36.2	0.11	36.1	0.11	36.7	0.11
Less: Logistics gross margin	(378.5)	(1.15)	(384.1)	(1.17)	(369.3)	(1.09)
Add: Refining operating expenses	2,487.8	7.52	2,581.3	7.85	2,495.6	7.39
Add: Refining depreciation expense	578.4	1.75	523.9	1.59	466.9	1.38
Gross refining margin	$2,487.6	$7.51	$5,287.7	$16.07	$7,429.9	$22.00
Special Items: (3)
Add: LIFO inventory decrement	124.5	0.38	—	—	—	—
Gross refining margin excluding special items	$2,612.1	$7.89	$5,287.7	$16.07	$7,429.9	$22.00
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
EBITDA, EBITDA excluding special items and Adjusted EBITDA are not presentations made in accordance with GAAP and our computation of EBITDA, EBITDA excluding special items and Adjusted EBITDA may vary from others in our industry. In addition, Adjusted EBITDA contains some, but not all, adjustments that are taken into account in the calculation of the components of various covenants in the agreements governing our senior notes and other credit facilities. EBITDA, EBITDA excluding special items and Adjusted EBITDA should not be considered as alternatives to income from operations or net income as measures of operating performance. In addition, EBITDA, EBITDA excluding special items and Adjusted EBITDA are not presented as, and should not be considered, an alternative to cash flows from operations as a measure of liquidity. Adjusted EBITDA is defined as EBITDA before adjustments for items such as stock-based compensation expense, change in the fair value of catalyst obligations, LIFO inventory decrement, our share of the SBR LCM inventory adjustment, changes in the Tax Receivable Agreement liability, net change in the fair value of contingent consideration, loss (gain) on the formation of the SBR equity method investment, loss on extinguishment of debt, gain on land sales, and certain other non-cash items. Other companies, including other companies in our industry, may calculate EBITDA, EBITDA excluding special items and Adjusted EBITDA differently than we do, limiting their usefulness as comparative measures. EBITDA, EBITDA excluding special items and Adjusted EBITDA also have limitations as analytical tools and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of these limitations include that EBITDA, EBITDA excluding special items and Adjusted EBITDA:
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

The following tables reconcile net income (loss) as reflected in PBF Energy’s results of operations to EBITDA, EBITDA excluding special items and Adjusted EBITDA for the periods presented (in millions):

	Year Ended December 31,
	2024	2023	2022
Reconciliation of net income (loss) to EBITDA and EBITDA excluding special items:
Net income (loss)	$(540.2)	$2,162.0	$2,972.8
Add: Depreciation and amortization expense	627.8	571.5	511.1
Add: Interest expense, net	72.0	63.8	246.0
Add: Income tax (benefit) expense	(228.4)	723.8	584.8
EBITDA	$(68.8)	$3,521.1	$4,314.7
Special Items: (3)
Add: LCM inventory adjustment - SBR	(18.9)	38.7	—
Add: LIFO inventory decrement	124.5	—	—
Add: Change in fair value of contingent consideration, net	(3.3)	(45.8)	48.3
Add: Loss (gain) on formation of SBR equity method investment	8.7	(925.1)	—
Add: Loss on extinguishment of debt	—	5.7	66.1
Add: Gain on land sales	—	(1.7)	—
Add: Change in Tax Receivable Agreement liability	—	(2.0)	290.3
EBITDA excluding special items	$42.2	$2,590.9	$4,719.4

Reconciliation of EBITDA to Adjusted EBITDA:
EBITDA	$(68.8)	$3,521.1	$4,314.7
Add: Stock based compensation	44.3	51.5	54.3
Add: Change in fair value of catalyst obligations	—	(1.1)	2.0
Special Items: (3)
Add: LCM inventory adjustment - SBR	(18.9)	38.7	—
Add: LIFO inventory decrement	124.5	—	—
Add: Change in fair value of contingent consideration, net	(3.3)	(45.8)	48.3
Add: Loss (gain) on formation of SBR equity method investment	8.7	(925.1)	—
Add: Loss on extinguishment of debt	—	5.7	66.1
Add: Gain on land sales	—	(1.7)	—
Add: Change in Tax Receivable Agreement liability	—	(2.0)	290.3
Adjusted EBITDA	$86.5	$2,641.3	$4,775.7
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

	December 31,	December 31,
	2024	2023
Balance Sheet Data:
Cash and cash equivalents	$536.1	$1,783.5
Inventories	2,595.3	3,183.1
Total assets	12,703.2	14,387.8
Total debt	1,457.3	1,245.9
Net debt	921.2	(537.6)
Total equity	5,678.6	6,631.3
Total equity excluding special items (6)	4,686.8	5,557.4
Total capitalization	7,135.9	7,877.2

Total debt to capitalization ratio	20%	16%
Total debt to capitalization ratio, excluding special items (6)	24%	18%
Net debt to capitalization ratio*	14%	(9)%
Net debt to capitalization ratio, excluding special items* (6)	16%	(11)%

* Negative ratio exists at December 31, 2023 as cash was in excess of debt.
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
(2)    Represents an adjustment to reflect PBF Energy’s annualized statutory corporate tax rate of approximately 26.0% for both 2024 and 2023, and 25.9% for 2022, applied to net income (loss) attributable to noncontrolling interest for all periods presented. The adjustment assumes the full exchange of existing PBF LLC Series A Units as described in (1) above.
(3)    Special items:
SBR LCM Inventory Adjustment - The LCM adjustment is a GAAP requirement related to inventory valuation that mandates inventory to be stated at the lower of cost or market. During the years ended December 31, 2024 and December 31, 2023, SBR recorded adjustments to the LCM, which increased and decreased its income from operations by $37.7 million and $77.4 million, respectively. Our Equity loss in investee includes our 50% share of these adjustments. For the years ended December 31, 2024 and December 31, 2023, these LCM adjustments increased and decreased our income from operations by $18.9 million and $38.7 million, respectively ($14.0 million and $28.6 million, respectively, net of tax). There were no such adjustments in 2022.
LIFO inventory decrement - The Company recorded a pre-tax charge to cost of products and other related to a LIFO inventory layer decrement. The majority of the decrement related to our East Coast and Gulf Coast LIFO inventory layers. These charges decreased income from operations and net income by $124.5 million and $92.1 million, respectively, for the year ended December 31, 2024. Decrements recorded in the years ended December 31, 2023 and December 31, 2022 were de minimis.
Change in fair value of contingent consideration, net - During the year ended December 31, 2024, we recorded a net change in fair value of the Martinez Contingent Consideration, which increased income from operations and net income by $3.3 million and $2.4 million, respectively. During the year ended December 31, 2023, we recorded a net change in fair value of the Martinez Contingent Consideration, which increased income from operations and net income by $45.8 million and $33.9 million, respectively. During the year ended December 31, 2022, we recorded a net change in fair value of the Martinez Contingent Consideration, offset by the recognition of contingent assets associated with the acquisition. These changes in estimate decreased income from operations and net income by $48.3 million and $35.8 million, respectively.
Loss (gain) on formation of SBR equity method investment - During the year ended December 31, 2024, we recorded a reduction of our gain associated with the formation of the SBR equity method investment, which decreased income from operations and net income by $8.7 million and $6.4 million, respectively. During the year ended December 31, 2023, we recorded a net gain resulting from the difference between the carrying value and the fair value of the assets associated with the business contributed to SBR, which increased income from operations and net income by $925.1 million and $684.6 million, respectively. There were no such gains in 2022.

Loss on extinguishment of debt and termination of Inventory Intermediation Agreement- During the year ended December 31, 2023, we recorded a pre-tax loss on extinguishment of debt related to the redemption of our 2025 Senior Notes and the amendment and restatement of the Revolving Credit Facility, which decreased income before income taxes and net income by $5.7 million and $4.2 million, respectively. During the year ended December 31, 2022, we recorded a net pre-tax loss on extinguishment of debt related to the redemption of the 2025 Senior Secured Notes, partially offset by the gain recognized on the repurchase of a portion of each of the 2028 Senior Notes and the 2025 Senior Notes, which decreased income before income taxes and net income by $66.1 million and $49.0 million, respectively. There were no such losses in 2024.
During the year ended December 31, 2023, in conjunction with the early termination of the Inventory Intermediation Agreement, we incurred certain one-time exit costs, which decreased income before income taxes and net income by $13.5 million and $10.0 million, respectively. These costs are included within Interest expense, net, in our Consolidated Statements of Operations.
Gain on land sales - During the year ended December 31, 2023, we recorded a gain on the sale of a separate parcel of real property acquired as part of the Torrance refinery, but not part of the refinery itself, which increased income from operations and net income by $1.7 million and $1.3 million, respectively. There were no such gains in any other periods presented.
Change in Tax Receivable Agreement liability - During the year ended December 31, 2024, there was no change in the Tax Receivable Agreement liability. During the year ended December 31, 2023, we recorded a change in the Tax Receivable Agreement liability that increased income before income taxes and net income by $2.0 million and $1.5 million, respectively. During the year ended December 31, 2022, PBF Energy recorded a change in the Tax Receivable Agreement liability that decreased income before taxes and net income by $290.3 million and $215.1 million, respectively. The changes in the Tax Receivable Agreement liability reflect charges or benefits attributable to changes in PBF Energy’s obligation under the Tax Receivable Agreement due to factors out of our control such as changes in tax rates, as well as periodic adjustments to our liability based, in part, on an updated estimate of the amounts that we expect to pay, using assumptions consistent with those used in our concurrent estimate of the deferred tax asset valuation allowance.
Net tax benefit on remeasurement of deferred tax assets - The deferred tax valuation allowance was reduced to zero as of December 31, 2022, therefore, there was no impact to our financial statements related to the remeasurement of deferred tax assets as of December 31, 2024 and December 31, 2023. During the year ended December 31, 2022, we recorded a decrease to our deferred tax valuation allowance of $308.5 million (reducing our deferred tax valuation allowance to zero), in accordance with ASC 740, of which $233.8 million related to a tax benefit with respect to the remeasurement of deferred tax assets and the balance related to our net changes in the Tax Receivable Agreement liability.
Recomputed income tax on special items - The income tax impact on these special items, other than the net tax benefit special item discussed above, is calculated using the tax rates shown in (2) above.
(4)     Represents an adjustment to weighted-average diluted shares outstanding to assume the full exchange of existing PBF LLC Series A Units as described in (1) above.

(5)    Represents weighted-average diluted shares outstanding assuming the conversion of all common stock equivalents, including options and warrants for PBF LLC Series A Units and performance share units and options for shares of PBF Energy Class A common stock as calculated under the treasury stock method (to the extent the impact of such exchange would not be anti-dilutive) for the years ended December 31, 2024, 2023 and 2022, respectively. Common stock equivalents exclude the effects of performance share units and options and warrants to purchase 4,413,417, 18,431 and 3,877,035 shares of PBF Energy Class A common stock and PBF LLC Series A Units because they are anti-dilutive for the years ended December 31, 2024, 2023 and 2022, respectively. For periods showing a net loss, all common stock equivalents and unvested restricted stock are considered anti-dilutive.
(6)    Total Equity excluding special items is calculated in the table below:

	December 31,	December 31,
	2024	2023
	(in millions)
Total equity	$5,678.6	$6,631.3
Special Items (Note 4)
Add: LCM inventory adjustment - SBR	19.8	38.7
Add: LIFO inventory decrement	207.5	83.0
Add: Change in fair value of contingent consideration, net	(62.1)	(58.8)
Add: Gain on formation of SBR equity method investment	(916.4)	(925.1)
Add: Cumulative historical equity adjustments (a)	(576.9)	(576.9)
Less: Recomputed income tax on special items	336.3	365.2
Net impact of special items to equity	(991.8)	(1,073.9)
Total equity excluding special items	$4,686.8	$5,557.4
(a) Refer to the Company’s 2023 Annual Report on Form 10-K (“Notes to Non-GAAP Financial Measures” within Management’s Discussion and Analysis of Financial Condition and Results of Operations) for a listing of special items included in cumulative historical equity adjustments prior to 2024.

Liquidity and Capital Resources
Overview
Our primary sources of liquidity are our cash flows from operations, cash and cash equivalents and borrowing availability under our credit facility, as described below. We believe that our cash flows from operations and available capital resources will be sufficient to meet our and our subsidiaries’ capital expenditures, working capital needs, dividend payments, debt service requirements, share repurchases under our share repurchase program, as well as PBF Energy’s obligations under the Tax Receivable Agreement, for the next twelve months. However, our ability to generate sufficient cash flow from operations depends, in part, on petroleum oil market pricing and general economic, political and other factors beyond our control. As of December 31, 2024, we are in compliance with all covenants, including financial covenants, in all our debt agreements.
Cash Flow Analysis
Cash Flows from Operating Activities
Net cash provided by operating activities was $43.4 million for the year ended December 31, 2024 compared to net cash provided by operating activities of $1,338.5 million for the year ended December 31, 2023. Our operating cash flows for the year ended December 31, 2024 included depreciation and amortization of $643.0 million, pension and other post-retirement benefit costs of $51.9 million, loss from equity method investment of $47.4 million, stock-based compensation of $44.3 million, loss on formation of the SBR equity method investment of $8.7 million, and loss on sale of assets of $0.4 million, partially offset by our net loss of $540.2 million, deferred income taxes of $239.2 million, and a net change in the fair value of the Martinez Contingent Consideration of $3.3 million. In addition, net changes in operating assets and liabilities reflected cash proceeds of $30.4 million driven by the timing of inventory purchases and collections of accounts receivable.
Our operating cash flows for the year ended December 31, 2023 included our net income of $2,162.0 million, depreciation and amortization of $591.6 million, deferred income taxes of $537.0 million, stock-based compensation of $51.5 million, pension and other post-retirement benefit costs of $47.9 million, loss from equity method investment of $45.3 million and loss on extinguishment of debt primarily related to the redemption of our 2025 Senior Notes and the amendment and restatement of the Revolving Credit Facility of $5.7 million, partially offset by a gain on formation of the SBR equity method investment of $925.1 million, net change in the fair value of the Martinez Contingent Consideration of $45.8 million, change in the Tax Receivable Agreement liability of $2.0 million, gain on sale of assets of $1.3 million, and changes in the fair value of our catalyst obligations of $1.1 million. In addition, net changes in operating assets and liabilities reflected uses of cash of $1,127.2 million driven by inventory purchases and payments for accrued expenses. The change in accrued expenses was due primarily to a decrease in renewable energy and emissions obligations, as a result of a decrease in our unfunded RINs obligation.

Net cash provided by operating activities was $1,338.5 million for the year ended December 31, 2023 compared to net cash provided by operating activities of $4,772.0 million for the year ended December 31, 2022. Our operating cash flows for the year ended December 31, 2022 included our net income of $2,972.8 million, and net changes in operating assets and liabilities reflecting cash proceeds of $341.0 million, primarily driven by timing of payments for accrued expenses. Change in accrued expenses was due primarily to an increase in renewable energy credit and emissions obligations, as a result of an increase in our unfunded RINs obligation as of December 31, 2022. Our overall increase in cash provided by operating activities also included depreciation and amortization of $533.9 million, deferred income taxes of $420.2 million, change in the Tax Receivable Agreement liability of $290.3 million, net loss on extinguishment of debt primarily related to the redemption of our 2025 Senior Secured Notes of $66.1 million, stock-based compensation of $54.3 million, net change in the fair value of contingent consideration of $48.3 million, pension and other post-retirement benefits costs of $47.6 million, change in the fair value of our catalyst obligations of $2.0 million, and loss on sale of assets of $0.9 million, partially offset by a net non-cash charges related to the change in the fair value of our inventory repurchase obligations of $5.4 million.
Cash Flows from Investing Activities
Net cash used in investing activities was $1,041.5 million for the year ended December 31, 2024 compared to $338.6 million for the year ended December 31, 2023. The net cash flows used in investing activities for the year ended December 31, 2024 was comprised of expenditures for refinery turnarounds of $576.7 million, capital expenditures totaling $390.9 million, expenditures for other assets of $40.7 million and contributions to our equity method investee of $35.0 million, partially offset by return of capital from our equity method investee of $1.8 million. Net cash used in investing activities for the year ended December 31, 2023 was comprised of capital expenditures totaling $659.6 million, expenditures for refinery turnarounds of $473.5 million, expenditures for other assets of $40.5 million, contributions to our equity method investee of $15.4 million, partially offset by return of capital from our equity method investee of $846.0 million and proceeds from the sale of assets of $4.4 million.
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
Cash Flows from Financing Activities
Net cash used in financing activities was $249.3 million for the year ended December 31, 2024 compared to net cash used in financing activities of $1,420.0 million for the year ended December 31, 2023. For the year ended December 31, 2024, net cash used in financing activities consisted of share repurchases of PBF Energy’s Class A common stock of $329.1 million, dividends and distributions of $120.6 million, payments of insurance premium financing of $111.9 million, payments on finance leases of $12.2 million, and deferred financing costs and other costs of $0.1 million, partially offset by cash proceeds from the Revolving Credit Facility of $200.0 million, proceeds from insurance premium financing of $123.2 million, and transactions made in connection with stock-based compensation plans of $1.4 million. For the year ended December 31, 2023, net cash used in financing activities consisted of the redemption of our 2025 Senior Notes of $666.2 million, share repurchases of PBF Energy’s Class A common stock of $532.5 million, redemption of the PBFX 2023 Senior Notes of $525.0 million, dividends and distributions of $111.1 million, payments related to the Martinez Contingent Consideration of $80.1 million, deferred financing costs and other costs of $35.8 million, payments on finance leases of $14.1 million, and settlement of the final precious metal catalyst obligation of $3.1 million, partially offset by cash proceeds of $496.6 million from the issuance of the 2030 Senior Notes, net of discount, transactions made in connection with stock-based compensation plans of $38.3 million, and proceeds from insurance premium financing of $13.0 million.

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
Capitalization
Our capital structure was comprised of the following as of December 31, 2024 (in millions):

December 31, 2024
Debt: (1)
2028 Senior Notes	$801.6
2030 Senior Notes	500.0
Revolving Credit Facility	200.0
Total debt	$1,501.6
Unamortized deferred financing costs	(41.6)
Unamortized discount	(2.7)
Total debt, net of unamortized deferred financing costs and discount	$1,457.3
Total Equity	5,678.6
Total Capitalization (2)	$7,135.9
_______________________________________________
(1) Refer to “Note 9 - Credit Facilities and Debt” of our Notes to Consolidated Financial Statements for further disclosure related to debt.
(2) Total Capitalization refers to the sum of debt plus total equity.
Revolving Credit Facility Overview
One of our primary sources of liquidity is our available borrowing capacity under our Revolving Credit Facility. As of December 31, 2024, we had $536.1 million of cash and cash equivalents and an outstanding balance of $200.0 million under the Revolving Credit Facility.
We had available capacity under our Revolving Credit Facility as of December 31, 2024 (in millions) as follows:

	Total Commitment	Amount Borrowed as of December 31, 2024	Outstanding Letters of Credit	Borrowing Base Availability	Expiration Date
Revolving Credit Facility (a)	$3,500.0	$200.0	$128.3	$2,385.4	August 2028
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
Additional Information on Indebtedness
Our debt, including our Revolving Credit Facility and senior notes, include certain typical financial covenants and restrictions on our subsidiaries’ ability to, among other things, incur or guarantee new debt, engage in certain business activities including transactions with affiliates and asset sales, make investments or distributions, engage in mergers or pay dividends in certain circumstances. These covenants are subject to a number of important exceptions and qualifications. We are in compliance as of December 31, 2024 with all covenants, including financial covenants, in all of our debt agreements. For further discussion of our indebtedness and these covenants and restrictions, see “Note 9 - Credit Facilities and Debt” of our Notes to Consolidated Financial Statements.
Liquidity
As of December 31, 2024, our operational liquidity was approximately $2.4 billion (as compared to more than $4.6 billion as of December 31, 2023), which consists of approximately $0.5 billion of cash, and more than $1.9 billion of borrowing availability under our Revolving Credit Facility, which includes our cash on hand.
We may incur additional indebtedness in the future, including secured indebtedness, subject to the satisfaction of any debt incurrence and, if applicable, lien incurrence limitation covenants in our existing financing agreements. Although we were in compliance with incurrence covenants during the year ended December 31, 2024, there are no assurances in the future that we will be able to meet these incurrence covenants at the time we are required to do so. Failure to meet the incurrence covenants could impose certain incremental restrictions on, among other matters, our ability to incur new debt (including secured debt) and also may limit the extent to which we may pay future dividends, make acquisitions or investments, repurchase our outstanding debt or stock or incur new liens.
Share Repurchases
Our Repurchase Program currently allows for repurchases up to $1.75 billion and has a program expiration date of December 2025. To date, we have purchased approximately 24,113,897 shares of PBF Energy's Class A common stock under the Repurchase Program for $1,018.0 million, inclusive of commissions paid, through open market transactions. We may make additional share repurchases in the future, but we are not obligated to purchase any shares under the Repurchase Program, and repurchases could be suspended or discontinued at any time without prior notice.
Working Capital
Our working capital at December 31, 2024 was approximately $917.8 million, consisting of $4,543.9 million in total current assets and $3,626.1 million in total current liabilities. Our working capital at December 31, 2023 was $2,379.3 million, consisting of $6,596.6 million in total current assets and $4,217.3 million in total current liabilities.
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

Capital Spending
Capital spending was $1,008.3 million for the year ended December 31, 2024 and was primarily comprised of annual maintenance and turnaround costs at our East Coast, Mid-Continent, and West Coast refineries. Capital spending also included costs associated with safety related enhancements and facility improvements at our refineries and logistics assets. We currently expect to spend an aggregate of approximately $850.0 million to $900.0 million in 2025 for facility improvements and refinery maintenance and turnarounds, as well as expenditures to meet environmental, regulatory and safety requirements.
Material Cash Requirements
Our material cash requirements include the following known contractual and other obligations as of December 31, 2024 that are expected to be paid within the next year and thereafter (in millions). The table below does not include any intercompany contractual obligations with PBFX as these related party transactions are eliminated upon consolidation of our financial statements.

	Payments Due by Period
	Short-Term	Long-Term	Total
Credit facilities and debt (a)	$—	$1,501.6	$1,501.6
Interest payments on credit facilities and debt	108.9	374.2	483.1
Leases and other rental-related commitments (b)	390.0	1,738.6	2,128.6
Purchase obligations (c)	4,712.0	1,097.2	5,809.2
Construction obligations	85.5	—	85.5
Environmental obligations (d)	9.8	154.4	164.2
Pension and post-retirement obligations (e)	37.4	409.4	446.8
Tax Receivable Agreement obligation (f)	125.4	168.2	293.6
Total material cash requirements	$5,469.0	$5,443.6	$10,912.6
___________________________
(a)    Credit facilities and debt
Credit facilities and debt represent the repayment of indebtedness incurred in connection with the 2030 Senior Notes, 2028 Senior Notes and the Revolving Credit Facility; we have no debt maturing before 2028.
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
(f) Tax Receivable Agreement obligation
The table reflects PBF Energy’s estimated timing of payments under the Tax Receivable Agreement, assuming that we earn sufficient taxable income to realize all tax benefits that are subject to the Tax Receivable Agreement as of December 31, 2024. Refer to “Note 11 - Commitments and Contingencies” and “Note 18 - Income Taxes” of our Notes to the Consolidated Financial statements for further discussion of the Tax Receivable Agreement. The short-term portion of our Tax Receivable Agreement obligation at December 31, 2024 was paid in January 2025.
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

Income Taxes and Tax Receivable Agreement
As a result of PBF Energy’s acquisition of PBF LLC Series A Units or exchanges of PBF LLC Series A Units for PBF Energy Class A common stock, it expects to benefit from amortization and other tax deductions reflecting the step up in tax basis in the acquired assets. Those deductions will be allocated to PBF Energy and will be taken into account in reporting its taxable income. As a result of a federal income tax election made by PBF LLC, applicable to a portion of PBF Energy’s acquisition of PBF LLC Series A Units, the income tax basis of the assets of PBF LLC, underlying a portion of the units PBF Energy acquired, has been adjusted based upon the amount that PBF Energy paid for that portion of its PBF LLC Series A Units. PBF Energy entered into the Tax Receivable Agreement which provides for the payment by PBF Energy equal to 85% of the amount of the benefits, if any, that it is deemed to realize as a result of (i) increases in tax basis and (ii) certain other tax benefits related to entering into the Tax Receivable Agreement, including tax benefits attributable to payments under the Tax Receivable Agreement. As a result of these transactions, PBF Energy’s tax basis in its share of PBF LLC’s assets will be higher than the book basis of these same assets. This resulted in a deferred tax asset of $165.0 million as of December 31, 2024.
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
At December 31, 2024 and December 31, 2023, we had gross open commodity derivative contracts representing 18.6 million barrels and 29.1 million barrels, respectively, with an unrealized net gain of $2.0 million and net gain of $33.2 million, respectively. The open commodity derivative contracts as of December 31, 2024 expire at various times during 2025.
We carry inventories of crude oil, intermediates, and refined products (“hydrocarbon inventories”) on our Consolidated Balance Sheets, the values of which are subject to fluctuations in market prices. Our hydrocarbon inventories totaled approximately 30.2 million barrels and 36.2 million barrels at December 31, 2024 and December 31, 2023, respectively. The average cost of our hydrocarbon inventories was approximately $80.46 and $83.64 per barrel on a LIFO basis at December 31, 2024 and December 31, 2023, respectively. At December 31, 2024 and December 31, 2023, the replacement value of inventory exceeded the LIFO carrying value. If market prices of our inventory decline to a level below our average cost, we may be required to write down the carrying value of our hydrocarbon inventories to market.
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
Interest Rate Risk
The maximum commitment under our Revolving Credit Facility is $3.5 billion. Borrowings under the Revolving Credit Facility bear interest either at the Alternative Base Rate plus the Applicable Margin or at the Term SOFR plus the Applicable Margin, all as defined in the Revolving Credit Agreement. At December 31, 2024, we had a $200.0 million outstanding balance in variable interest debt. If this facility were fully drawn, a 1.0% change in the interest rate would increase or decrease our interest expense by approximately $23.8 million annually.
Credit Risk
We are subject to risk of losses resulting from nonpayment or nonperformance by our counterparties. We continue to closely monitor the creditworthiness of customers to whom we grant credit and establish credit limits in accordance with our credit policy.
Concentration Risk
For the years ended December 31, 2024 and December 31, 2023, only one customer, Shell, accounted for 10% or more of our revenues (approximately 13% and 14%, respectively).
As of December 31, 2024 and December 31, 2023, only one customer, Shell, accounted for 10% or more of our total trade accounts receivable (approximately 18% and 19%, respectively).
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
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). Based on such assessment, management concluded that as of December 31, 2024, our internal control over financial reporting is effective.
Auditor Attestation Report
Our independent registered public accounting firm has issued an attestation report on the effectiveness of our internal control over financial reporting, which is on page F-5 of this report.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.
ITEM 9B.  OTHER INFORMATION
Securities Trading Plans of Directors and Executive Officers
During the three months ended December 31, 2024, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of PBF Energy securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement”.
ITEM 9C.  DISCLOSURES REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required under this Item will be contained in our 2025 Proxy Statement, incorporated herein by reference, except as provided below.
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
See also Information About Our Executive Officers under “Item 1. Business” of this Annual Report on Form 10-K.
ITEM 11. EXECUTIVE COMPENSATION
The information required under this Item will be contained in our 2025 Proxy Statement, incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required by this Item, including Securities Authorized for Issuance Under Equity Compensation Plans, will be contained in our 2025 Proxy Statement, incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required under this Item will be contained in our 2025 Proxy Statement, incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Information about aggregate fees billed to us by our principal accountants, KPMG LLP (PCAOB ID No. 185) and Deloitte & Touche LLP (PCAOB ID No. 34) will be contained in our 2025 Proxy Statement, incorporated herein by reference.

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
3. Exhibits. Filed as part of this Annual Report on Form 10-K are the following exhibits:

Number	Description

3.1	Amended and Restated Certificate of Incorporation of PBF Energy Inc. (incorporated by reference to Exhibit 3.1 filed with PBF Energy Inc.’s Amendment No. 4 to Registration Statement on Form S-1 (Registration No. 333-177933)).

3.2	Second Amended and Restated Bylaws of PBF Energy Inc. (incorporated by reference to Exhibit 3.1 filed with PBF Energy Inc.’s Current Report on Form 8-K dated February 15, 2017 (File No. 001-35764)).

4.1	Indenture dated as of January 24, 2020, among PBF Holding Company LLC, PBF Finance Corporation, the Guarantors named on the signature pages thereto, Wilmington Trust, National Association, as Trustee and Deutsche Bank Trust Company Americas, as Paying Agent, Registrar, Transfer Agent and Authenticating Agent and form of 6.00% Senior Notes due 2028 (included as Exhibit A) (incorporated by reference to Exhibit 4.1 filed with PBF Energy Inc.’s Current Report on Form 8-K dated January 24, 2020 (File No. 001-35764)).

4.2	Indenture dated as of August 21, 2023, among PBF Holding Company LLC, PBF Finance Corporation, the Guarantors named on the signature pages thereto, Wilmington Trust, National Association, as Trustee, and Deutsche Bank Trust Company Americas, as Paying Agent, Registrar, Transfer Agent and Authenticating Agent and form of 7.875% Senior Note due 2030 (included as Exhibit A) (incorporated by reference to Exhibit 4.1 filed with PBF Energy Inc.’s Current Report on Form 8-K dated August 21, 2023 (File No. 001-35764)).

4.3	First Supplemental Indenture dated February 3, 2020, among PBF Holding Company LLC, PBF Finance Corporation, Martinez Refining Company LLC, Martinez Terminal Company LLC, Wilmington Trust, National Association, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, transfer agent, registrar and authenticating agent (6.00% Senior Notes due 2028) (incorporated by reference to Exhibit 4.3 filed with PBF Energy Inc.’s Quarterly Report on Form 10-Q dated May 15, 2020 (File No. 001-35764).

4.4	Amended and Restated Registration Rights Agreement of PBF Energy Inc. dated as of December 12, 2012 (incorporated by reference to Exhibit 4.1 filed with PBF Energy Inc.’s Current Report on Form 8-K dated December 18, 2012 (File No. 001-35764)).

4.5	Description of Registrant’s Securities (incorporated by reference to Exhibit 4.18 of PBF Energy Inc’s Annual Report on Form 10-K (File No. 001-35764) filed on February 18, 2021).

10.1**	Form of 2023-2025 Performance Share Unit Award Agreement (incorporated by reference to Exhibit 10.1 filed with PBF Energy Inc.’s Current Report on Form 8-K dated April 12, 2022 (File No. 001-35764)).

10.2**	Form of 2023-2025 Performance Unit Award Agreement (incorporated by reference to Exhibit 10.2 filed with PBF Energy Inc.’s Current Report on Form 8-K dated April 12, 2022 (File No. 001-35764)).

10.3**	Form of PBF Energy Inc. Performance Share Unit Award Agreement (2024-2026 performance period) under the Amended and Restated PBF Energy Inc. 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 with PBF Energy Inc.’s Current Report on Form 8-K dated November 2, 2023 (File No. 001-35764)).

10.4**	Form of PBF Energy Inc. Performance Unit Award Agreement (2024-2026 performance period) under the Amended and Restated PBF Energy Inc. 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 with PBF Energy Inc.’s Current Report on Form 8-K dated November 2, 2023 (File No. 001-35764)).

10.5**	Form of PBF Energy Inc. Performance Share Unit Award Agreement (2025-2027 performance period) under the Amended and Restated PBF Energy Inc. 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 with PBF Energy Inc.’s Current Report on Form 8-K dated December 6, 2024 (File No. 001-35764)).

10.6**	Form of PBF Energy Inc. Performance Unit Award Agreement (2025-2027 performance period) under the Amended and Restated PBF Energy Inc. 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 with PBF Energy Inc.’s Current Report on Form 8-K dated December 6, 2024 (File No. 001-35764)).

10.7**	PBF Energy Inc. Amended and Restated 2012 Equity Incentive Plan (incorporated by reference to Appendix A to PBF Energy Inc.’s Definitive Proxy Statement on Schedule 14A filed on March 22, 2016 (File No. 001-35764)).

10.8**	PBF Energy Inc. Amended and Restated 2017 Equity Incentive Plan (incorporated by reference to Appendix A to PBF Energy Inc.’s Definitive Proxy Statement on Schedule 14A filed on April 13, 2018 (File No. 001-35764)).

10.9**	Amendment No. 1 to PBF Energy Inc. Amended and Restated 2017 Equity Incentive Plan (incorporated by reference to Appendix A to PBF Energy Inc.’s Definitive Proxy Statement on Schedule 14A filed on April 13, 2022 (File No. 001-35764)).

10.10**	Form of PBF Energy Non-Qualified Stock Option Agreement (prior to 2020) under the Amended and Restated PBF Energy Inc. 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 filed with PBF Energy Inc.’s Current Report on Form 8-K dated November 2, 2018 (File No. 001-35764)).

10.11**	Form of PBF Energy Non-Qualified Stock Option Agreement (2020 and thereafter) under the Amended and Restated PBF Energy Inc. 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 filed with PBF Energy Inc.’s Current Report on Form 8-K dated November 13, 2020 (File No. 001-35764)).

10.12**	Form of Non-Qualified Stock Option Agreement under the PBF Energy Inc. 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.28 filed with PBF Energy Inc.’s Amendment No. 6 to Registration Statement on Form S-1 (Registration No. 333-177933)).

10.13**	Form of Amended and Restated Restricted Stock Agreement for non-employee Directors under the PBF Energy Inc. 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 of PBF Energy Inc.’s Annual Report on Form 10-K (File No. 001-35764) filed on February 23, 2018).

10.14**	Form of Amended and Restated Restricted Stock Agreement for Employees, under PBF Energy Inc. 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.7 of PBF Energy Inc.’s Annual Report on Form 10-K (File No. 001-35764) filed on February 23, 2018).

10.15*	Form of PBF Energy Amended and Restated 2017 Equity Incentive Plan, as Amended Restricted Stock Agreement for Special Employees Retention Award.

10.16**	Form of PBF Energy Amended and Restated 2017 Equity Incentive Plan, as Amended Restricted Stock Agreement for Employees (incorporated by reference to Exhibit 10.2 of PBF Energy Inc.’s Current Report on Form 8-K dated February 15, 2023 (File No. 001-35764)).

10.17	Form of PBF Energy Amended and Restated 2017 Equity Incentive Plan, as Amended Restricted Stock Agreement for Employee (incorporated by reference to Exhibit 10.2 filed with PBF Energy Inc.’s Current Report on Form 8-K dated December 2, 2022 (File No. 001-35764)).

10.18	Form of Amended and Restated 2017 Equity Incentive Plan Performance Share Unit Award Agreement for the 2023-2025 Performance Cycle (incorporated by reference to Exhibit 10.3 filed with PBF Energy Inc.’s Current Report on Form 8-K dated December 2, 2022 (File No. 001-35764)).

10.19	Form of Amended and Restated 2017 Equity Incentive Plan Performance Unit Award Agreement for the 2023-2025 Performance Cycle (incorporated by reference to Exhibit 10.4 filed with PBF Energy Inc.’s Current Report on Form 8-K dated December 2, 2022 (File No. 001-35764)).

10.20	Contribution Agreement by and among PBF Green Fuels LLC, PBF Energy Company LLC, Eni Sustainable Mobility US Inc., Eni Sustainable Mobility S.p.A., and St. Bernard Renewables LLC, dated as of June 27, 2023 (incorporated by reference to Exhibit 10.1 filed with PBF Energy Inc.’s Current Report on Form 8-K dated June 28, 2023 (File No. 001-35764)).

10.21	Amended and Restated Limited Liability Agreement by and among St. Bernard Renewables LLC, PBF Green Fuels LLC and Eni Sustainable Mobility US, Inc., dated as of June 27, 2023. (incorporated by reference to Exhibit 10.2 filed with PBF Energy Inc.’s Current Report on Form 8-K dated June 28, 2023 (File No. 001-35764)).

10.22	Amended and Restated Senior Secured Revolving Credit Agreement, dated August 23, 2023 (incorporated by reference to Exhibit 10.1 filed with PBF Energy Inc.’s Current Report on Form 8-K dated August 23, 2023 (File No. 001-35764)).

10.23	Amended and Restated Limited Liability Company Agreement of PBF Energy Company LLC (incorporated by reference to Exhibit 10.1 filed with PBF Energy Inc.’s Current Report on Form 8-K dated December 18, 2012 (File No. 001-35764)).

10.24	Exchange Agreement, dated as of December 12, 2012 (incorporated by reference to Exhibit 10.3 filed with PBF Energy Inc.’s Current Report on Form 8-K dated December 18, 2012 (File No. 001-35764)).

10.25	Tax Receivable Agreement, dated as of December 12, 2012 (incorporated by reference to Exhibit 10.2 filed with PBF Energy Inc.’s Current Report on Form 8-K dated December 18, 2012 (File No. 001-35764)).

10.26	Form of Indemnification Agreement between PBF Energy Inc. and each of the executive officers and directors of PBF Energy Inc. (incorporated by reference to Exhibit 10.5 filed with PBF Energy Inc.’s Current Report on Form 8-K dated December 18, 2012 (File No. 001-35764)).

10.27**	Employment Agreement dated as of February 20, 2023 between PBF Investments LLC and Karen B. Davis (incorporated by reference to Exhibit 10.1 filed with PBF Energy Inc.’s Current Report on Form 8-K dated February 16, 2023 (File No. 001-35764)).

10.28**	Employment Agreement dated as of September 29, 2015 between PBF Investments LLC and Trecia M. Canty (incorporated by reference to Exhibit 10.36 filed with PBF Energy Inc.’s Annual Report on Form 10-K dated February 16, 2023 (File No. 001-35764)).

10.29*/**	Employment Agreement dated as of March 4, 2024 between PBF Investments LLC and Michael Bukowski.

10.30**	Employment Agreement dated as of April 1, 2014 between PBF Investments LLC and Timothy Paul Davis (incorporated by reference to Exhibit 10.4 filed with PBF Energy Inc.’s Quarterly Report on Form 10-Q dated May 7, 2014 (File No. 001-35764)).

10.31**	Third Amended and Restated Employment Agreement, dated as of May 3, 2023, between PBF Investments LLC and Matthew C. Lucey (incorporated by reference to Exhibit 10.2 filed with PBF Energy Inc.’s Current Report on Form 8-K dated May 4, 2023 (File No. 001-35764)).

16.1	Letter from Deloitte & Touche LLP to Securities and Exchange Commission dated February 16, 2024 (incorporated by reference to Exhibit 16.1 file with PBF Energy Inc.’s Current Report on Form 8-K dated February 12, 2024 (File No. 001-35764)).

19.1*	Insider Trading Policy of PBF Energy Inc.

21.1*	Subsidiaries of PBF Energy.

23.1*	Consent of KPMG.

23.2*	Consent of Deloitte & Touche LLP.

24.1*	Power of Attorney (included on signature page).

31.1*	Certification by Chief Executive Officer of PBF Energy Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by Chief Financial Officer of PBF Energy Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*(1)	Certification by Chief Executive Officer of PBF Energy Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*(1)	Certification by Chief Financial Officer of PBF Energy Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Clawback Policy, effective as of October 2, 2023 (incorporated by reference to Exhibit 97.1 filed with PBF Energy Inc.’s Annual Report on Form 10-K dated February 15, 2024 (File No. 001-35764)).

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in exhibit 101).

 ——————————

*	Filed herewith.

**	Indicates management compensatory plan or arrangement.

(1)	This exhibit should not be deemed to be “filed” for purposes of Section 18 of the Exchange Act.

PBF ENERGY INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
PBF Energy Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheet of PBF Energy Inc. and subsidiaries (the Company) as of December 31, 2024, the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for the year ended December 31, 2024, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 13, 2025 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Evaluation of long-lived assets for impairment
As discussed in Notes 2 and 5 to the consolidated financial statements, the Company evaluates long-lived assets for impairment on a continual basis. Possible triggering events may include, among other things, significant adverse changes in the business climate, market conditions, environmental regulations or a determination that it is more likely than not that an asset or an asset group will be sold or retired before its estimated useful life. The primary asset groups within long-lived assets are the Company’s property, plant, and equipment, net for which the Company had recorded $5.1 billion on the consolidated balance sheet as of December 31, 2024.
We identified the evaluation of impairment triggering events related to the recoverability of property, plant and equipment as a critical audit matter. A high degree of subjective auditor judgment was required in evaluating the Company’s assessment of current operations, financial results, current industry and market conditions and relevant industry data for impairment indicators.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s process for identifying and assessing potential triggering events related to its property, plant, and equipment, net, including controls over the Company’s assessment of current operations, financial results, current industry and market conditions and relevant industry data. We evaluated the Company’s identification and assessment of triggering events by:
•analyzing the financial results for the current period compared to historical results, including consideration of current industry and market considerations
•comparing relevant industry data used by the Company to external sources, including consideration of current industry and market considerations
•evaluating the Company’s analysis over the factors and considering whether the Company omitted any significant internal or external elements in its evaluation.

/s/ KPMG LLP
We have served as the Company's auditor since 2024.
Short Hills, New Jersey
February 13, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
PBF Energy Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited PBF Energy Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2024, the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for the year ended December 31, 2024, and the related notes (collectively, the consolidated financial statements), and our report dated February 13, 2025 expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
/s/ KPMG LLP
Short Hills, New Jersey
February 13, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of PBF Energy Inc. and subsidiaries
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of PBF Energy Inc. and subsidiaries (the "Company") as of December 31, 2023, the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows, for the years ended December 31, 2023 and 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the years ended December 31, 2023 and 2022, in conformity with accounting principles generally accepted in the United States of America.
Change in Accounting Principle
As discussed in Note 2 to the financial statements, the accompanying financial statements have been retrospectively adjusted for the adoption of Accounting Standard Update 2023-07, “Segment Reporting (Topic 280) – Improvements to Reportable Segment Disclosures.”
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
/s/ Deloitte & Touche LLP

Morristown, New Jersey
February 15, 2024 (February 13, 2025 as to Note 19)

We began serving as the Company’s auditor in 2011. In 2024 we became the predecessor auditor.

PBF ENERGY INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share data)

	December 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$536.1	$1,783.5
Accounts receivable	1,165.0	1,362.5
Inventories	2,595.3	3,183.1
Prepaid and other current assets	247.5	267.5
Total current assets	4,543.9	6,596.6
Property, plant and equipment (net of accumulated depreciation of $2,165.6 and $1,912.1, respectively)	5,067.7	4,978.1
Equity method investment in SBR	866.8	881.0
Lease right of use assets	845.3	789.1
Deferred charges and other assets, net	1,379.5	1,143.0
Total assets	$12,703.2	$14,387.8
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$735.6	$959.0
Accrued expenses	2,533.5	3,020.0
Payable pursuant to Tax Receivable Agreement	125.4	43.0
Deferred revenue	43.8	64.1
Current operating lease liabilities	187.8	131.2
Total current liabilities	3,626.1	4,217.3
Long-term debt	1,457.3	1,245.9
Payable pursuant to Tax Receivable Agreement	168.2	293.6
Deferred tax liabilities	836.0	1,073.3
Long-term operating lease liabilities	622.2	608.8
Long-term financing lease liabilities	35.4	46.1
Other long-term liabilities	279.4	271.5
Total liabilities	7,024.6	7,756.5
Commitments and contingencies (Note 11)
Equity:
PBF Energy Inc. equity
Class A common stock, $0.001 par value, 1,000,000,000 shares authorized, 115,311,992 shares outstanding at December 31, 2024, 120,440,620 shares outstanding at December 31, 2023	0.1	0.1
Class B common stock, $0.001 par value, 1,000,000 shares authorized, 12 shares outstanding at December 31, 2024, 12 shares outstanding at December 31, 2023	—	—
Preferred stock, $0.001 par value, 100,000,000 shares authorized, no shares outstanding at December 31, 2024 and December 31, 2023	—	—
Treasury stock, at cost, 31,479,723 shares outstanding at December 31, 2024 and 23,419,532 shares outstanding at December 31, 2023	(1,222.8)	(868.2)
Additional paid in capital	3,338.7	3,278.8
Retained earnings	3,436.2	4,089.9
Accumulated other comprehensive income (loss)	(8.0)	(12.3)
Total PBF Energy Inc. equity	5,544.2	6,488.3
Noncontrolling interest	134.4	143.0
Total equity	5,678.6	6,631.3
Total liabilities and equity	$12,703.2	$14,387.8
See notes to consolidated financial statements.

PBF ENERGY INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except share and per share data)

	Year Ended December 31,
	2024	2023	2022
Revenues	$33,115.3	$38,324.8	$46,830.3
Cost and expenses:
Cost of products and other	30,266.7	32,671.3	39,049.1
Operating expenses (excluding depreciation and amortization expense as reflected below)	2,606.2	2,694.9	2,599.0
Depreciation and amortization expense	614.6	560.0	503.6
Cost of sales	33,487.5	35,926.2	42,151.7
General and administrative expenses (excluding depreciation and amortization expense as reflected below)	260.4	362.5	468.7
Depreciation and amortization expense	13.2	11.5	7.5
Change in fair value of contingent consideration, net	(3.3)	(45.8)	48.3
Equity loss in investee	47.4	45.3	—
Loss (gain) on formation of SBR equity method investment	8.7	(925.1)	—
Loss (gain) on sale of assets	0.4	(1.3)	0.9
Total cost and expenses	33,814.3	35,373.3	42,677.1
Income (loss) from operations	(699.0)	2,951.5	4,153.2
Other income (expense):
Interest expense (net of interest income of $51.2, $75.0, and $20.6, respectively)	(72.0)	(63.8)	(246.0)
Change in Tax Receivable Agreement liability	—	2.0	(290.3)
Change in fair value of catalyst obligations	—	1.1	(2.0)
Loss on extinguishment of debt	—	(5.7)	(66.1)
Other non-service components of net periodic benefit cost	2.4	0.7	8.8
Income (loss) before income taxes	(768.6)	2,885.8	3,557.6
Income tax (benefit) expense	(228.4)	723.8	584.8
Net income (loss)	(540.2)	2,162.0	2,972.8
Less: net income (loss) attributable to noncontrolling interests	(6.4)	21.5	96.0
Net income (loss) attributable to PBF Energy Inc. stockholders	$(533.8)	$2,140.5	$2,876.8

Weighted-average shares of Class A common stock outstanding
Basic	116,248,827	124,953,858	122,598,076
Diluted	117,111,607	130,509,448	126,860,106
Net income (loss) available to Class A common stock per share:
Basic	$(4.59)	$17.13	$23.47
Diluted	$(4.60)	$16.52	$22.84
See notes to consolidated financial statements.

PBF ENERGY INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)

	Year Ended December 31,
	2024	2023	2022
Net income (loss)	$(540.2)	$2,162.0	$2,972.8
Other comprehensive income (loss):
Unrealized loss on available for sale securities	(0.3)	(0.4)	(2.5)
Net gain (loss) on pension and other post-retirement benefits	4.6	(10.4)	(16.3)
Total other comprehensive income (loss)	4.3	(10.8)	(18.8)
Comprehensive income (loss)	(535.9)	2,151.2	2,954.0
Less: comprehensive income (loss) attributable to noncontrolling interests	(6.4)	21.5	96.0
Comprehensive income (loss) attributable to PBF Energy Inc. stockholders	$(529.5)	$2,129.7	$2,858.0
See notes to consolidated financial statements.

PBF ENERGY INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in millions, except share and per share data)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Noncontrolling Interest	Total Equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance, January 1, 2022	120,319,577	$0.1	15	$—	$2,874.0	$(796.1)	$17.3	6,676,809	$(169.1)	$606.6	$2,532.8
Comprehensive income (loss)	—	—	—	—	—	2,876.8	(18.8)	—	—	96.0	2,954.0
Distributions to PBF Energy Company LLC members	—	—	—	—	—	—	—	—	—	(8.6)	(8.6)
Distributions to PBF Logistics LP public unitholders	—	—	—	—	—	—	—	—	—	(40.3)	(40.3)
Dividends ($0.20 per common share)	—	—	—	—	—	(24.7)	—	—	—	—	(24.7)
Stock-based compensation	—	—	—	—	33.2	—	—	—	—	10.2	43.4
Transactions in connection with stock-based compensation plans	4,680,161	—	—	—	86.5	—	—	—	—	(18.7)	67.8
Exchange of PBF Energy Company LLC Series A Units for PBF Energy Class A common stock	35,992	—	(2)	—	0.1	—	—	—	—	(0.1)	—
PBFX Merger Transaction	8,864,684	—	—	—	216.0	—	—	—	—	(519.7)	(303.7)
Effects of changes in PBFX ownership interest on deferred tax assets and liabilities	—	—	—	—	(9.7)	—	—	—	—	—	(9.7)
Treasury stock purchases	(4,261,107)	—	—	—	1.5	—	—	4,261,107	(157.9)	—	(156.4)
Other	—	—	—	—	—	—	—	—	—	1.4	1.4
Balance, December 31, 2022	129,639,307	$0.1	13	$—	$3,201.6	$2,056.0	$(1.5)	10,937,916	$(327.0)	$126.8	$5,056.0
Comprehensive income (loss)	—	—	—	—	—	2,140.5	(10.8)	—	—	21.5	2,151.2
Distributions to PBF Energy Company LLC members	—	—	—	—	—	—	—	—	—	(5.3)	(5.3)
Dividends ($0.85 per common share)	—	—	—	—	—	(106.6)	—	—	—	—	(106.6)
Stock-based compensation	—	—	—	—	35.8	—	—	—	—	—	35.8
Transactions in connection with stock-based compensation plans	3,229,920	—	—	—	44.5	—	—	—	—	—	44.5
Effect of change in deferred tax assets and liabilities and tax receivable agreement obligation	—	—	—	—	(4.5)	—	—	—	—	—	(4.5)
Exchange of PBF Energy Company LLC Series A Units for PBF Energy Class A common stock	53,009	—	(1)	—	—	—	—	—	—	—	—
Treasury stock purchases	(12,481,616)	—	—	—	1.3	—	—	12,481,616	(541.2)	—	(539.9)
Other	—	—	—	—	0.1	—	—	—	—	—	0.1
Balance, December 31, 2023	120,440,620	$0.1	12	$—	$3,278.8	$4,089.9	$(12.3)	23,419,532	$(868.2)	$143.0	$6,631.3

See notes to consolidated financial statements.

PBF ENERGY INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Continued)
(in millions, except share and per share data)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Noncontrolling Interest	Total Equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance, December 31, 2023	120,440,620	$0.1	12	$—	$3,278.8	$4,089.9	$(12.3)	23,419,532	$(868.2)	$143.0	$6,631.3
Comprehensive income (loss)	—	—	—	—	—	(533.8)	4.3	—	—	(6.4)	(535.9)
Distributions to PBF Energy Company LLC members	—	—	—	—	—	—	—	—	—	(1.6)	(1.6)
Dividends ($1.025 per common share)	—	—	—	—	—	(119.9)	—	—	—	—	(119.9)
Stock-based compensation	—	—	—	—	35.2	—	—	—	—	—	35.2
Transactions in connection with stock-based compensation plans	2,931,563	—	—	—	24.7	—	—	—	—	—	24.7
Effect of change in deferred tax assets and liabilities and tax receivable agreement obligation	—	—	—	—	(0.6)	—	—	—	—	—	(0.6)
Exchange of PBF Energy Company LLC Series A Units for PBF Energy Class A common stock	—	—	—	—	0.6	—	—	—	—	(0.6)	—
Treasury stock purchases	(8,060,191)	—	—	—	—	—	—	8,060,191	(354.6)	—	(354.6)
Balance, December 31, 2024	115,311,992	$0.1	12	$—	$3,338.7	$3,436.2	$(8.0)	31,479,723	$(1,222.8)	$134.4	$5,678.6

See notes to consolidated financial statements.

PBF ENERGY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net income (loss)	$(540.2)	$2,162.0	$2,972.8
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	643.0	591.6	533.9
Stock-based compensation	44.3	51.5	54.3
Change in fair value of catalyst obligations	—	(1.1)	2.0
Deferred income taxes	(239.2)	537.0	420.2
Change in Tax Receivable Agreement liability	—	(2.0)	290.3
Non-cash change in inventory repurchase obligations	—	—	(5.4)
Change in fair value of contingent consideration, net	(3.3)	(45.8)	48.3
Loss on extinguishment of debt	—	5.7	66.1
Pension and other post-retirement benefit costs	51.9	47.9	47.6
Loss from equity method investment	47.4	45.3	—
Loss (gain) on formation of SBR equity method investment	8.7	(925.1)	—
Loss (gain) on sale of assets	0.4	(1.3)	0.9

Changes in operating assets and liabilities:
Accounts receivable	197.5	93.8	(178.8)
Inventories	587.9	(409.0)	(258.5)
Prepaid and other current assets	19.9	(102.0)	(5.4)
Accounts payable	(196.7)	124.7	(95.7)
Accrued expenses	(475.9)	(743.5)	881.0
Deferred revenue	(20.3)	23.5	(2.1)
Payment related to Tax Receivable Agreement	(44.8)	—	—
Other assets and liabilities	(37.2)	(114.7)	0.5
Net cash provided by operating activities	$43.4	$1,338.5	$4,772.0

Cash flows from investing activities:
Expenditures for property, plant and equipment	(390.9)	(659.6)	(633.3)
Expenditures for deferred turnaround costs	(576.7)	(473.5)	(311.6)
Expenditures for other assets	(40.7)	(40.5)	(66.0)
Equity method investment - contribution	(35.0)	(15.4)	—
Equity method investment - return of capital	1.8	846.0	—
Proceeds from sale of assets	—	4.4	—
Net cash used in investing activities	$(1,041.5)	$(338.6)	$(1,010.9)
See notes to consolidated financial statements.

PBF ENERGY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(in millions)

	Year Ended December 31,
Cash flows from financing activities:	2024	2023	2022
PBFX Merger Transaction payment	$—	$—	$(303.7)
Dividend payments	(119.0)	(105.8)	(24.7)
Distributions to PBFX Public Unitholders	—	—	(40.3)
Distributions to PBF Energy Company LLC members other than PBF Energy	(1.6)	(5.3)	(8.6)
Proceeds from 2030 7.875% Senior Notes	—	496.6	—
Repurchase of 2028 6.00% Senior Notes	—	—	(21.1)
Redemption of 2025 7.25% Senior Notes	—	(666.2)	—
Repurchase of 2025 7.25% Senior Notes	—	—	(4.8)
Redemption of 2025 9.25% Senior Secured Notes	—	—	(1,307.4)
Proceeds from revolver borrowings	200.0	—	400.0
Repayments of revolver borrowings	—	—	(1,300.0)
Repayments of PBFX revolver borrowings	—	—	(100.0)
Redemption of PBFX 2023 Senior Notes	—	(525.0)	—
Settlements of precious metal catalyst obligations	—	(3.1)	(56.2)
Payments on financing leases	(12.2)	(14.1)	(11.3)
Proceeds from insurance premium financing	123.2	13.0	2.1
Payments of insurance premium financing	(111.9)	—	—
Transactions in connection with stock-based compensation plans, net	1.4	38.3	67.8
Payments of contingent consideration	—	(80.1)	(3.1)
Share repurchases of PBF Energy’s Class A common stock	(329.1)	(532.5)	(156.4)
Deferred financing costs and other	(0.1)	(35.8)	(31.3)
Net cash used in financing activities	$(249.3)	$(1,420.0)	$(2,899.0)

Net change in cash and cash equivalents	(1,247.4)	(420.1)	862.1
Cash and cash equivalents, beginning of period	1,783.5	2,203.6	1,341.5
Cash and cash equivalents, end of period	$536.1	$1,783.5	$2,203.6

Supplemental cash flow disclosures
Non-cash activities:
Accrued and unpaid capital expenditures	$85.5	$145.0	$166.1
Assets acquired or remeasured under operating and financing leases	288.6	271.6	54.7
Contribution of assets to SBR equity method investment	(8.7)	(748.3)	—
Settlement of affiliate note payable to fund investment in SBR working capital	—	(74.9)	—
Cash paid during the year for:
Interest, net of capitalized interest of $18.6, $38.2 and $25.0 in 2024, 2023 and 2022, respectively	$93.1	$103.6	$249.7
Income taxes	17.7	299.0	148.9
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
PBF Energy holds a 99.3% economic interest in PBF LLC as of December 31, 2024 through its ownership of PBF LLC Series C Units, which are held solely by PBF Energy. Holders of PBF LLC Series A Units, which are held by parties other than PBF Energy (“the members of PBF LLC other than PBF Energy”), hold the remaining 0.7% economic interest in PBF LLC. In addition, the amended and restated limited liability company agreement of PBF LLC provides that any PBF LLC Series A Units acquired by PBF Energy will automatically be reclassified as PBF LLC Series C Units in connection with such acquisition. PBF LLC, together with its consolidated subsidiaries, owns and operates oil refineries and related facilities in North America. PBF LLC, together with its subsidiaries, owns an interest in an equity method investment that owns and operates a biorefinery co-located with the Chalmette refinery in Louisiana (the “Renewable Diesel Facility”).
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
The Company evaluates its equity method investments presented for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may be impaired. There were no impairment losses recorded on equity method investments for the year ended December 31, 2024. See “Note 6 - Equity Investment in SBR” for further information on the Company’s only current equity method investment.
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
Concentrations of Credit Risk
For the years ended December 31, 2024 and December 31, 2023, only one customer, Shell plc (“Shell”), accounted for 10% or more of the Company’s revenues (approximately 13% and 14%, respectively).
As of December 31, 2024 and December 31, 2023, only one customer, Shell, accounted for 10% or more of the Company’s total trade accounts receivable (approximately 18% and 19%, respectively).
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
Income Taxes
As a result of the PBF Energy’s acquisition of PBF LLC Series A Units or exchanges of PBF LLC Series A Units for PBF Energy Class A common stock, PBF Energy expects to benefit from amortization and other tax deductions reflecting the step up in tax basis in the acquired assets. Those deductions will be allocated to PBF Energy and will be taken into account in reporting PBF Energy’s taxable income. As a result of a federal income tax election made by PBF LLC, applicable to a portion of PBF Energy’s acquisition of PBF LLC Series A Units, the income tax basis of the assets of PBF LLC, underlying a portion of the units PBF Energy acquired, has been adjusted based upon the amount that PBF Energy paid for that portion of its PBF LLC Series A Units. PBF Energy entered into a tax receivable agreement with the PBF LLC Series A and PBF LLC Series B unitholders (the “Tax Receivable Agreement”), which provides for the payment by PBF Energy equal to 85% of the amount of the benefits, if any, that PBF Energy is deemed to realize as a result of (i) increases in tax basis and (ii) certain other tax benefits related to entering into the Tax Receivable Agreement, including tax benefits attributable to payments under the Tax Receivable Agreement. As a result of these transactions, PBF Energy’s tax basis in its share of PBF LLC’s assets will be higher than the book basis of these same assets. This resulted in a deferred tax asset of $165.0 million as of December 31, 2024.

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
The federal tax returns for all years since 2020 and state tax returns for all years since 2020 (see “Note 18 - Income Taxes”) are subject to examination by the respective tax authorities.
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

PBF ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Recently Adopted Accounting Pronouncements
In November 2023, FASB issued Accounting Standard Update (“ASU”) 2023-07, “Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures.” The amendments in this ASU improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The Company’s adoption of this guidance in December 2024 resulted in additional disclosure requirements but did not have a significant impact on its Consolidated Financial Statements.
Recently Issued Accounting Pronouncements
In November 2024, the FASB issued ASU 2024-03, “Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” (“ASU 2024-03”) which introduces new disclosure requirements aimed at enhancing the transparency of expense information presented in the financial statements. Specifically, it mandates that public business entities disaggregate certain expense captions presented on the face of the Consolidated Statements of Operations into specified natural expense categories within the notes to the financial statements. For public business entities, the amendments are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual periods, with early adoption permitted. An entity may apply the amendments in this ASU prospectively or retrospectively. We are currently evaluating the impact of adopting ASU 2024-03 on our consolidated financial statements. While we do not anticipate that the adoption of this ASU will have a material impact on our Consolidated Financial Statements, it will result in additional disclosure requirements in the notes to our financial statements. We will continue to monitor any further guidance or interpretations by the FASB related to this ASU and will provide updates in future filings.
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

PBF ENERGY INC.
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
The Company performs a quarterly allowance for doubtful accounts analysis to assess whether an allowance needs to be recorded for any outstanding trade receivables. In estimating credit losses, management reviews accounts that are past due, have known disputes or have experienced any negative credit events that may result in future collectability issues. There was no allowance for doubtful accounts recorded as of December 31, 2024 or December 31, 2023.

PBF ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
4. INVENTORIES
Inventories consisted of the following:

(in millions)	December 31, 2024	December 31, 2023
Crude oil and feedstocks	$1,232.7	$1,495.4
Refined products and blendstocks	1,194.6	1,536.5
Warehouse stock and other	168.0	151.2
	2,595.3	3,183.1
Lower of cost or market adjustment	—	—
Total inventories	$2,595.3	$3,183.1
As of December 31, 2024 and December 31, 2023 there was no LCM inventory adjustment recorded as the replacement value of inventories exceeded the LIFO carrying value by approximately $7.7 million and $49.9 million, respectively, reflecting no LCM inventory reserve.
An actual valuation of inventories valued under the LIFO method is made at the end of each year based on inventory levels and costs at that time. The Company recorded a pre-tax charge related to a LIFO layer decrement of $124.5 million in the Refining segment during the year ended December 31, 2024. The majority of the decrement recorded in 2024 related to the Company’s East Coast and Gulf Coast LIFO inventory layers. There were no significant decrements recorded during the year ended December 31, 2023.
On July 31, 2023, the Company terminated the third amended and restated inventory intermediation agreement (the “Inventory Intermediation Agreement”) previously entered into by and among PBF Holding Company LLC (“PBF Holding”) and its subsidiaries, Delaware City Refining Company LLC, Paulsboro Refining Company LLC and Chalmette Refining, L.L.C. (“Chalmette Refining”) (collectively, the “PBF Entities”), and J. Aron & Company, a subsidiary of The Goldman Sachs Group, Inc. (“J. Aron”). The Company made a payment of $268.0 million for the inventory previously held by J. Aron, inclusive of $13.5 million of related costs associated with exiting the agreement. Pursuant to the Inventory Intermediation Agreement, J. Aron had purchased and held title to certain inventory, including crude oil, intermediate and certain finished products purchased or produced by the Paulsboro and Delaware City refineries (and, at the election of the PBF Entities, the Chalmette refinery) (the “Refineries”) and delivered into storage tanks at the Refineries. Following the early termination, the Company purchased, and now owns, all of the inventory previously held by J. Aron.

PBF ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
5. PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment, net consisted of the following:

(in millions)	December 31, 2024	December 31, 2023
Processing units, pipelines and equipment	$5,727.4	$5,463.5
Land	527.9	530.9
Construction in progress	507.6	468.9
Computers, furniture and fixtures	258.3	221.5
Buildings and leasehold improvements	212.1	205.4
	7,233.3	6,890.2
Less—Accumulated depreciation	(2,165.6)	(1,912.1)
Total property, plant and equipment, net	$5,067.7	$4,978.1
Depreciation expense for the years ended December 31, 2024, 2023 and 2022 was $255.5 million, $243.2 million and $236.5 million, respectively. The Company capitalized $18.6 million and $38.2 million in interest during 2024 and 2023, respectively, in connection with construction in progress.
6. EQUITY INVESTMENT IN SBR
On June 27, 2023, the Company and Eni consummated the closing of the equity method investment transaction and the capitalization of SBR, a jointly held investee designed to own, develop, and operate the Renewable Diesel Facility. The Company contributed the SBR business with an estimated fair value of approximately $1.69 billion, excluding working capital, in exchange for $431.0 million of cash contributed by Eni at close and its 50% interest in the entity, which includes rights to special distributions from SBR (with corresponding amounts funded by Eni) based on the achievement of certain project milestones and performance criteria. The Company received the first special distribution of $414.6 million subsequent to the commercial start up of the pre-treatment unit in July 2023. These special distributions are reflected as return of capital on the Company’s Consolidated Statement of Cash flows under investing activities. During the year ended December 31, 2023, the Company recorded a gain of $925.1 million resulting from the difference between the fair value of the consideration received, including its 50% noncontrolling interest, and the carrying value of the related assets contributed. During the year ended December 31, 2024, the Company recorded an $8.7 million reduction of that gain.
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

PBF ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
7. DEFERRED CHARGES AND OTHER ASSETS, NET
Deferred charges and other assets, net consisted of the following:

(in millions)	December 31, 2024	December 31, 2023
Deferred turnaround costs, net	$1,086.6	$860.8
Catalyst, net (a)	191.1	180.4
Environmental credits	42.5	42.5
Linefill	27.4	27.4
Pension plan assets	19.4	18.8
Other	12.5	13.1
Total deferred charges and other assets, net	$1,379.5	$1,143.0
(a) Catalyst, net includes $115.0 million and $114.2 million of indefinite-lived precious metal catalysts as of December 31, 2024 and December 31, 2023, respectively.
The Company recorded amortization expense related to deferred turnaround costs, catalyst and intangible assets of $358.3 million, $314.4 million and $262.0 million for the years ended December 31, 2024, 2023 and 2022, respectively.
Intangible assets - net, included in “Other” above, primarily consists of customer relationships, permits and emission credits. Our net balance as of December 31, 2024 and December 31, 2023 is shown below:

(in millions)	December 31, 2024	December 31, 2023
Intangible assets - gross	$25.5	$25.5
Accumulated amortization	(17.4)	(16.9)
Intangible assets - net	$8.1	$8.6

PBF ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
8. ACCRUED EXPENSES
Accrued expenses consisted of the following:

(in millions)	December 31, 2024	December 31, 2023
Inventory-related accruals	$1,398.8	$1,716.2
Renewable energy credit and emissions obligations (a)	465.9	429.8
Accrued transportation costs	175.2	170.5
Excise and sales tax payable	150.7	137.8
Accrued utilities	71.5	71.0
Accrued capital expenditures	52.7	85.5
Accrued purchases - SBR	47.8	28.3
Accrued refinery maintenance and support costs	45.5	60.2
Accrued interest	29.5	32.4
Accrued salaries and benefits	23.9	187.3
Current finance lease liabilities	11.2	12.2
Environmental liabilities	9.7	16.6
Contingent consideration	—	21.6
Other	51.1	50.6
Total accrued expenses	$2,533.5	$3,020.0
(a) The Company is subject to obligations to purchase RINs required to comply with RFS. The Company’s overall RINs obligation is based on a percentage of domestic shipments of on-road fuels as established by EPA. To the degree the Company is unable to blend the required amount of biofuels to satisfy its RINs obligation, RINs must be purchased on the open market to avoid penalties and fines. The Company records its RINs obligation on a net basis in Accrued expenses when its RINs liability is greater than the amount of RINs earned and purchased in a given period and in Prepaid and other current assets when the amount of RINs earned and purchased is greater than the RINs liability. In addition, the Company is subject to obligations to comply with federal and state legislative and regulatory measures, including regulations in the state of California pursuant to Assembly Bill 32 (“AB 32”), to address environmental compliance and greenhouse gas and other emissions. These requirements include incremental costs to operate and maintain the Company’s facilities as well as to implement and manage new emission controls and programs. Renewable energy credit and emissions obligations fluctuate with the volume of applicable product sales and timing of credit purchases. From time to time, the Company enters into forward purchase commitments in order to acquire its renewable energy and emissions credits at fixed prices. As of December 31, 2024, the Company had entered into $443.2 million of such forward purchase commitments with respect to its total accrued renewable energy and emissions obligations. The Company’s RIN obligations will be settled in accordance with established regulatory deadlines. The Company’s current AB 32 liability is part of an ongoing triennial period program which will be settled through 2027.

PBF ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
9. CREDIT FACILITIES AND DEBT
Debt outstanding consisted of the following:

(in millions)	December 31, 2024	December 31, 2023
2028 Senior Notes	$801.6	$801.6
2030 Senior Notes	500.0	500.0
Revolving Credit Facility	200.0	—
	1,501.6	1,301.6
Unamortized deferred financing costs	(41.6)	(52.5)
Unamortized discount	(2.7)	(3.2)
Long-term debt	$1,457.3	$1,245.9
As of December 31, 2024, the Company is in compliance with all covenants, including financial covenants, in all its debt agreements.
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
The 2028 Senior Notes included a registration rights arrangement whereby the Issuer and the Guarantors consummated an offer to exchange the 2028 Senior Notes for an issue of registered notes with terms substantially identical to the notes during the fourth quarter of 2020. As such, the Company did not have to transfer any consideration as a result of the registration rights agreement and thus no loss contingency was recorded.
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

PBF ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Subsequent to February 15, 2023, the Issuers may redeem all or part of the 2028 Senior Notes, in each case at the redemption prices described in the indenture, together with any accrued and unpaid interest through the date of redemption.
2030 Senior Notes
On August 21, 2023, PBF Holding entered into an indenture among the Issuers, the Guarantors, Wilmington Trust, National Association, as Trustee and Deutsche Bank Trust Company Americas, as Paying Agent, Registrar, Transfer Agent and Authenticating Agent, under which the Issuers issued $500.0 million in aggregate principal amount of the 2030 Senior Notes, at an issue price of 99.324%. The Issuers received net proceeds of approximately $488.8 million from the offering after deducting the initial purchasers’ discount and offering expenses. The Company used the net proceeds, together with cash on hand, to fully redeem the outstanding 7.25% senior unsecured notes due 2025, including accrued and unpaid interest, on September 13, 2023.
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
There were $200.0 million outstanding borrowings under the Revolving Credit Facility as of December 31, 2024. There were no outstanding borrowings as of December 31, 2023. Issued letters of credit were $128.3 million and $55.0 million as of December 31, 2024 and 2023, respectively.
Debt Maturities
Debt maturing in the next five years and thereafter is as follows (in millions):

Year Ending December 31,	(in millions)
2025	$—
2026	—
2027	—
2028	1,001.6
2029	—
Thereafter	500.0
Total debt outstanding	$1,501.6

PBF ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
10. RELATED PARTY TRANSACTIONS
Investments in PBF LLC
Pursuant to the amended and restated limited liability company agreement of PBF LLC, the holders of PBF LLC Series B Units are entitled to an interest in the amounts received by the investment funds associated with the initial investors in PBF LLC in excess of their original investment in the form of PBF LLC distributions and from the shares of PBF Energy Class A common stock issuable to such investment funds (for their own account and on behalf of the holders of PBF LLC Series B Units) upon an exchange, and the proceeds from the sale of such shares. Such proceeds received by the investment funds associated with the initial investors in PBF LLC are distributed to the holders of the PBF LLC Series B Units in accordance with the distribution percentages specified in the PBF LLC amended and restated limited liability company agreement. There were distributions of $4.2 million to PBF LLC Series B unitholders for the year ended December 31, 2024. There were no such distributions to PBF LLC Series B unitholders during the years ended December 31, 2023 and December 31, 2022. Investment funds associated with the initial investors in PBF LLC may be entitled to future Tax Receivable Agreement payments in which the Series B Unitholders are entitled to a distribution payment pursuant to the PBF LLC amended and restated limited liability company agreement. In January 2025, the Company made payments under the Tax Receivable Agreement relating to the 2023 tax year of $130.8 million, inclusive of interest of $5.4 million and $15.1 million paid to Series B Unit holders. Refer to “Note 18 - Income Taxes” for a more detailed description of the Tax Receivable Agreement.
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
Commercial Agreements
PBF Holding has entered into commercial agreements with SBR for the purchase and sale of RINs and Low Carbon Fuel Standard (“LCFS”) credits. The Agreement for the Sale and Purchase of Renewable Identification Numbers was initiated on June 1, 2023, and the Leadership for Energy Automated Processing Master Agreement for Purchasing and Selling of LCFS credits was initiated on August 1, 2023. Both agreements had initial terms of three months. Upon the expiration of the initial terms, both agreements have been, and may continue to be, automatically renewed for successive three-month periods, unless earlier terminated by the Company or SBR via written notice at least two months in advance of expiration.
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

PBF ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Other Agreements
In addition to the agreements described above, the Company entered into an omnibus agreement with SBR for the provision of executive management services and support for accounting and finance, legal, human resources, information technology, environmental, health and safety, and other administrative functions (the “Omnibus Agreement”). Pursuant to the Omnibus Agreement, the Company charges SBR a fixed administrative fee and SBR reimburses the Company for the services utilized. Furthermore, the Company entered into a common asset use and servitude agreement (the “CAUSA”) with SBR, pursuant to which the Company provides Chalmette Refining and SBR certain services with certain common use assets utilized. The cost of operations and maintenance for the common use assets is allocated between Chalmette Refining and SBR. Additionally, from time to time, the Company enters into short-term lease agreements for the use of marine vessels currently leased by SBR. Since these lease terms are less than one year, they are not recorded on the Company’s Consolidated Balance Sheet.
Summary of Transactions with SBR
A summary of the Company’s related party transactions with SBR is as follows:

	Year Ended December 31,
(in millions)	2024	2023
Transactions under commercial agreements:
Sales	$39.7	$9.1
Purchases	(323.5)	(244.4)
Reimbursements under related party agreements:
Operating Agreement	163.7	62.8
Total lease expense under related party agreements	(4.1)	—
For the year ended December 31, 2024, the Company received total fees of $4.1 million and $6.6 million under the Omnibus Agreement and CAUSA, respectively.
Total sales, consisting of refined product sales, and purchases, primarily related to environmental credit and hydrocarbon purchases, under the commercial agreements with SBR are included within Revenues and Cost of products and other, respectively, on the Company’s Consolidated Statements of Operations.
Additionally, the Consolidated Balance Sheets include $18.7 million and $47.8 million of Accounts receivable and Accrued expenses, respectively, related to transactions with SBR as of December 31, 2024 ($22.1 million and $28.3 million, respectively, as of December 31, 2023).
SBR Loan
Contributions made to equity method investees at times are in the form of loan agreements. Loans provided to equity method investees that are made based on the Company's proportionate ownership percentage are accounted for as “in-substance capital contributions” and are treated as an increase to the investment. Principal and interest payments received on loans treated as in-substance capital contributions are assessed under the cumulative earnings approach to determine if the distribution received represents a return on capital or a return of capital. Return on capital distributions are recorded as an operating cash flow whereas return of capital distributions are recorded as an investing cash flow.

PBF ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
11. COMMITMENTS AND CONTINGENCIES
Other Commitments
In addition to commitments related to lease obligations accounted for in accordance with ASC 842, Leases and disclosed in “Note 12 - Leases”, the Company is party to agreements which provide for the treatment of wastewater and the supply of hydrogen, nitrogen, oxygen, chemical and steam for certain of its refineries. The Company made purchases of $118.9 million, $121.4 million and $112.2 million under these supply agreements for the years ended December 31, 2024, 2023 and 2022, respectively.
The fixed and determinable amounts related to obligations under these agreements are as follows (in millions):

Year Ending December 31,
2025	$101.4
2026	45.7
2027	45.7
2028	41.8
2029	39.8
Thereafter	308.5
Total obligations	$582.9
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

PBF ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In connection with the acquisition of the Torrance refinery and related logistics assets, the Company assumed certain pre-existing environmental liabilities. The estimated costs related to these remediation obligations totaled $110.6 million as of December 31, 2024 ($114.9 million as of December 31, 2023) and related primarily to remediation obligations to address existing soil and groundwater contamination and the related monitoring and clean-up activities. Costs related to these obligations are reassessed periodically or when changes to the Company’s remediation approach are identified. The current portion of the environmental liability is recorded in Accrued expenses and the non-current portion is recorded in Other long-term liabilities.
The aggregate environmental liability reflected on the Company’s Consolidated Balance Sheets was $152.1 million and $157.8 million at December 31, 2024 and December 31, 2023, respectively, of which $142.4 million and $141.2 million, respectively, were classified as Other long-term liabilities. These liabilities include remediation and monitoring costs expected to be incurred over an extended period of time. Estimated liabilities could increase in the future when the results of ongoing investigations become known, are considered probable and can be reasonably estimated.
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

PBF ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company is subject to greenhouse gas emission control regulations in the state of California pursuant to AB 32. AB 32 imposes a statewide cap on greenhouse gas emissions, including emissions from transportation fuels, with the aim of returning the state to 1990 emission levels by 2020. AB 32 is implemented through two market mechanisms including the LCFS and Cap and Trade. The Company is responsible for the AB 32 obligations related to the Torrance refinery beginning on July 1, 2016 and the Martinez refinery beginning on February 1, 2020 and must purchase emission credits to comply with these obligations. Additionally, in September 2016, the state of California enacted Senate Bill 32 (“SB 32”) which further reduces greenhouse gas emissions (“GHG”) targets to 40 percent below 1990 levels by 2030. In 2022, California enacted Assembly Bill 1279 which requires the state to achieve a GHG reduction target of 85 percent below 1990 levels by 2045 and overall carbon neutrality by 2045. The California Air Resources Board also amended the LCFS in 2024, which requires a 30 percent reduction by 2030 and 90 percent reduction by 2045 in the carbon intensity of transportation fuels (compared to a 2010 baseline).
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

PBF ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Contingent Consideration
In connection with the acquisition of the Martinez refinery and related logistics assets, the sale and purchase agreement dated June 11, 2019 included an earn-out provision based on certain earnings thresholds of the Martinez refinery. Pursuant to the agreement, the Company was to make payments to Equilon Enterprises LLC d/b/a Shell Oil Products US, based on future earnings at the Martinez refinery in excess of certain thresholds, as defined in the agreement, for a period of up to four years following the acquisition closing date (the “Martinez Contingent Consideration”). The final payment of $18.8 million was paid in full during the second quarter of 2024. The fair value of the Martinez Contingent Consideration was estimated to be $21.6 million as of December 31, 2023 and was included within Accrued expenses.
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
The payment obligations under the Tax Receivable Agreement are obligations of PBF Energy and not of any of its subsidiaries. In general, PBF Energy expects to obtain funding for these annual payments from PBF LLC, primarily through tax distributions, which PBF LLC makes on a pro-rata basis to its owners. Such owners include PBF Energy, which holds a 99.3% interest in PBF LLC as of both December 31, 2024 and December 31, 2023. PBF LLC generally obtains funding to pay its tax distributions by causing PBF Holding to distribute cash to PBF LLC and from distributions it receives from PBFX.
As of December 31, 2024, the Company recognized a liability of $293.6 million related to the Tax Receivable Agreement obligation of which $125.4 million was recorded as a Current liability and represents the amount paid in January 2025 related to the 2023 tax year. As of December 31, 2023 PBF Energy recognized a liability of $336.6 million, of which $43.0 million was recorded as a Current liability and paid in January 2024 related to the 2022 tax year. These liabilities reflect the estimate of the undiscounted amounts that PBF Energy expects to pay under the agreement, net of the impact of any deferred tax asset valuation allowance recognized in accordance with ASC 740. As future taxable income is recognized, increases in PBF Energy’s Tax Receivable Agreement liability may be necessary in conjunction with the revaluation of deferred tax assets. Refer to “Note 18 - Income Taxes” for more details.

PBF ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Legal Matters
On November 24, 2022, the Martinez refinery, owned and operated by Martinez Refining Company LLC (“MRC”), experienced a spent catalyst release that is currently being investigated by the Bay Area Air Quality Management District (“BAAQMD”), Contra Costa County (“CCC”), the Department of Justice and EPA, and the California Department of Fish and Game (“DFG”). To date, the BAAQMD has issued 35 notices of violations (“NOVs”), the CCC has issued two NOVs, and the DFG has made findings relating to the spent catalyst incident. On July 11, 2023 and October 6, 2023, the Martinez refinery experienced unintentional releases of petroleum coke dust and received inquiries or notices of investigation from the BAAQMD, the California Department of Industrial Relations, Division of Occupational Safety and Health (“CalOSHA”), the CCC, and the EPA. The BAAQMD also issued an NOV relating to the July 11, 2023 coke dust incident and an NOV relating to the October 6, 2023 coke dust incident. On December 15, 2023, the Martinez refinery experienced an unexpected flaring incident, and subsequently on December 18, 2023 a brush fire incident, and has received inquiries or notices of investigation from the BAAQMD, CalOSHA, and the CCC. The BAAQMD additionally issued an NOV relating to the December 15, 2023 flaring incident and four NOVs relating to the December 18, 2023 brush fire incident. The DFG, the CCC, and the BAAQMD have referred their findings and/or NOVs to the CCC District Attorney for the spent catalyst incident and various other incidents. On November 16, 2023, the CCC District Attorney and the BAAQMD announced a joint civil enforcement action against MRC that will include enforcement of the BAAQMD’s, the CCC’s, and the DFG’s claims from the spent catalyst incident, as well as additional enforcement claims from various incidents. We are engaged in settlement discussions with the CCC District Attorney and the BAAQMD but no definitive penalties have been assessed to date by the various agencies. We presently believe the outcomes will not have a material impact on our financial position, results of operations, or cash flows.

PBF ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
12. LEASES
Lease Position as of December 31, 2024 and December 31, 2023
The table below presents the lease related assets and liabilities recorded on the Company’s Consolidated Balance Sheets as of December 31, 2024 and December 31, 2023:

(in millions)	Classification on the Balance Sheet	December 31, 2024	December 31, 2023
Assets
Operating lease assets	Lease right of use assets	$802.4	$732.8
Finance lease assets	Lease right of use assets	42.9	56.3
Total lease right of use assets		$845.3	$789.1

Liabilities
Current liabilities:
Operating lease liabilities	Current operating lease liabilities	$187.8	$131.2
Finance lease liabilities	Accrued expenses	11.2	12.2
Noncurrent liabilities:
Operating lease liabilities	Long-term operating lease liabilities	622.2	608.8
Finance lease liabilities	Long-term financing lease liabilities	35.4	46.1
Total lease liabilities		$856.6	$798.3
Lease Costs
The table below presents certain information related to costs for the Company’s leases for the year ended December 31, 2024 and December 31, 2023:

Lease Costs (in millions)	December 31, 2024	December 31, 2023
Components of total lease costs:
Finance lease costs
Amortization of right of use assets	$14.0	$13.9
Interest on lease liabilities	3.6	4.5
Operating lease costs	289.6	219.7
Short-term lease costs	78.7	137.7
Variable lease costs	27.0	13.4
Sub-lease income	(3.0)	—
Total lease costs	$409.9	$389.2

PBF ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Other Information
The table below presents supplemental cash flow information related to leases for the year ended December 31, 2024 and December 31, 2023 (in millions):

	Year Ended December 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$289.1	$213.9
Operating cash flows for finance leases	3.6	4.5
Financing cash flows for finance leases	12.2	14.1
Supplemental non-cash quantification of assets acquired or remeasured under operating and financing leases	288.6	271.6
Lease Term and Discount Rate
The table below presents certain information related to the weighted average remaining lease term and weighted average discount rate for the Company’s leases as of December 31, 2024:

Weighted average remaining lease term - operating leases	9.0 years
Weighted average remaining lease term - finance leases	3.8 years

Weighted average discount rate - operating leases	13.7%
Weighted average discount rate - finance leases	7.1%
Undiscounted Cash Flows
The table below reconciles the fixed component of the undiscounted cash flows for each of the periods presented to the lease liabilities recorded on the Consolidated Balance Sheets as of December 31, 2024:

Amounts due in the year ended December 31, (in millions)	Finance Leases	Operating Leases
2025	$14.1	$278.8
2026	13.7	184.1
2027	13.7	137.0
2028	11.0	107.5
2029	0.7	95.1
Thereafter	—	617.8
Total minimum lease payments	53.2	1,420.3
Less: effect of discounting	6.6	610.3
Present value of future minimum lease payments	46.6	810.0
Less: current obligations under leases	11.2	187.8
Long-term lease obligations	$35.4	$622.2
As of December 31, 2024, the Company has entered into certain leases that have not yet commenced. Such leases include a 2-year lease for an oil tanker, with future lease payments estimated to total approximately $36.9 million. No other such pending leases, either individually or in the aggregate, are material. There are no material lease arrangements in which the Company is the lessor.

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
Treasury Stock
On December 12, 2022, the Company’s Board of Directors authorized the repurchase of PBF Energy's Class A common stock (as amended from time to time, the “Repurchase Program”). As further approved on February 13, 2024, the Repurchase Program currently allows for repurchases of up to $1.75 billion and has an expiration date of December 2025. During the year ended December 31, 2024, the Company purchased 7,554,269 shares of PBF Energy’s Class A common stock under the Repurchase Program for $329.1 million, inclusive of commissions paid, through open market transactions. During the year ended December 31, 2023, the Company purchased 12,367,073 shares of PBF Energy’s Class A common stock under the Repurchase Program for $532.5 million, inclusive of commissions paid, through open market transactions.
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
14. NONCONTROLLING INTERESTS
Noncontrolling Interest in PBF LLC
PBF Energy is the sole managing member of, and has a controlling interest in, PBF LLC. As the sole managing member of PBF LLC, PBF Energy operates and controls all of the business and affairs of PBF LLC and its subsidiaries. PBF Energy’s equity interest in PBF LLC was approximately 99.3% as of both December 31, 2024 and 2023.
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

PBF ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The noncontrolling interest ownership percentages in PBF LLC as of the completion dates of each of the equity offerings and as of the years ended December 31, 2024, 2023 and 2022 are calculated as follows:

	Holders of PBF LLC Series A Units	Outstanding Shares of PBF Energy Class A Common Stock	Total
December 31, 2022	910,457	129,639,307	130,549,764
	0.7%	99.3%	100.0%
December 31, 2023	862,780	120,440,620	121,303,400
	0.7%	99.3%	100.0%
December 31, 2024	862,780	115,311,992	116,174,772
	0.7%	99.3%	100.0%
Noncontrolling Interest in PBF Holding
In connection with the acquisition of the Chalmette refinery, PBF Holding records noncontrolling interest in two subsidiaries of Chalmette Refining. PBF Holding, through Chalmette Refining, owns an 80% ownership interest in both Collins Pipeline Company and T&M Terminal Company.
Changes in Equity and Noncontrolling Interests
The following tables summarize the changes in equity for the controlling and noncontrolling interests of PBF Energy for the years ended December 31, 2024, 2023 and 2022:

(in millions)	PBF Energy Inc. Equity	Noncontrolling Interest in PBF LLC	Noncontrolling Interest in PBF Holding	Total Equity
Balance at January 1, 2024	$6,488.3	$129.9	$13.1	$6,631.3
Comprehensive income (loss)	(529.5)	(6.0)	(0.4)	(535.9)
Dividends and distributions	(119.9)	(1.6)	—	(121.5)
Effect of change in deferred tax assets and liabilities and tax receivable agreement obligation	(0.6)	—	—	(0.6)
Stock-based compensation	35.2	—	—	35.2
Transactions in connection with stock-based compensation plans	24.7	—	—	24.7
Exchanges of PBF Energy Company LLC Series A Units for PBF Energy Class A common stock	0.6	(0.6)	—	—
Treasury stock purchases	(354.6)	—	—	(354.6)
Balance at December 31, 2024	$5,544.2	$121.7	$12.7	$5,678.6

PBF ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions)	PBF Energy Inc. Equity	Noncontrolling Interest in PBF LLC	Noncontrolling Interest in PBF Holding	Total Equity
Balance at January 1, 2023	$4,929.2	$114.6	$12.2	$5,056.0
Comprehensive income	2,129.7	20.6	0.9	2,151.2
Dividends and distributions	(106.6)	(5.3)	—	(111.9)
Effects of change in deferred tax assets and liabilities and tax receivable agreement obligation	(4.5)	—	—	(4.5)
Stock-based compensation	35.8	—	—	35.8
Transactions in connection with stock-based compensation plans	44.5	—	—	44.5
Treasury stock purchases	(539.9)	—	—	(539.9)
Other	0.1	—	—	0.1
Balance at December 31, 2023	$6,488.3	$129.9	$13.1	$6,631.3

(in millions)	PBF Energy Inc. Equity	Noncontrolling Interest in PBF LLC	Noncontrolling Interest in PBF Holding	Noncontrolling Interest in PBFX	Total Equity
Balance at January 1, 2022	$1,926.2	$95.4	$12.2	$499.0	$2,532.8
Comprehensive income (loss)	2,858.0	27.9	(1.4)	69.5	2,954.0
Dividends and distributions	(24.7)	(8.6)	—	(40.3)	(73.6)
Effects of changes in PBFX ownership interest on deferred tax assets and liabilities	(9.7)	—	—	—	(9.7)
PBFX Merger Transaction	216.0	—	—	(519.7)	(303.7)
Stock-based compensation	33.2	—	—	10.2	43.4
Transactions in connection with stock-based compensation plans	86.5	—	—	(18.7)	67.8
Exchanges of PBF Energy Company LLC Series A Units for PBF Energy Class A common stock	0.1	(0.1)	—	—	—
Treasury stock purchases	(156.4)	—	—	—	(156.4)
Other	—	—	1.4	—	1.4
Balance at December 31, 2022	$4,929.2	$114.6	$12.2	$—	$5,056.0
Comprehensive Income (Loss)
Comprehensive income (loss) includes net income (loss) and other comprehensive income (loss) arising from activity related to the Company’s defined employee benefit plan and unrealized gain (loss) on available-for-sale securities. The following table summarizes the allocation of total comprehensive income (loss) of PBF Energy between the controlling and noncontrolling interests for the year ended December 31, 2024:

(in millions)	Attributable to PBF Energy Inc. stockholders	Noncontrolling Interests	Total
Net income (loss)	$(533.8)	$(6.4)	$(540.2)
Other comprehensive income (loss):
Unrealized loss on available for sale securities	(0.3)	—	(0.3)
Amortization of defined benefit plans unrecognized net gain	4.6	—	4.6
Total other comprehensive income	4.3	—	4.3
Total comprehensive income (loss)	$(529.5)	$(6.4)	$(535.9)

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
Stock-based compensation expense included in general and administrative expenses consisted of the following:

	Years Ended December 31,
(in millions)	2024	2023	2022
PBF Energy options	$4.5	$11.9	$19.1
PBF Energy restricted shares	21.7	17.9	11.6
PBF Energy performance awards	18.1	21.7	13.4
PBFX phantom units	—	—	10.2
	$44.3	$51.5	$54.3
PBF Energy options
PBF Energy grants stock options which represent the right to purchase share of the Company’s common stock at its fair market value, which is the closing price of PBF Energy’s common stock on the date of grant. Stock options have a maximum term of ten years from the date they are granted, and vest over a requisite service period of three years, subject to acceleration in certain circumstances. The Company has not issued stock options since the year ended December 31, 2022. The Company uses the Black-Scholes option-pricing model to estimate the fair value of stock options granted, which requires the input of subjective assumptions.

PBF ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes activity for PBF Energy options for 2024:

	Number of PBF Energy Class A Common Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Stock-based awards, outstanding at January 1, 2024	7,453,454	$23.98	5.26
Exercised	(1,004,884)	21.69	—
Forfeited	(17,695)	15.37	—
Outstanding at December 31, 2024	6,430,875	$24.36	4.18
Exercisable and vested at December 31, 2024	6,426,041	$24.35	4.18
Total expected to vest as of December 31, 2024	4,834	$28.81	7.44
At December 31, 2024, the total intrinsic value of stock options outstanding and exercisable were $38.8 million and $38.8 million, respectively. The total intrinsic value of stock options exercised during the years ended December 31, 2024, 2023 and 2022 was $30.3 million, $66.1 million and $63.1 million, respectively.
Unrecognized compensation expense related to PBF Energy options at December 31, 2024 is de minimis and will be recognized in 2025.
Restricted Stock Awards
The Company grants restricted stock to employees and non-employee directors. Restricted stock granted to our employees generally vests over a requisite services period of three years, subject to acceleration in certain circumstances. Restricted stock recipients who received grants have voting rights; however, dividends are accrued and will be paid upon vesting. Restricted stock units granted to non-employee directors are considered to vest immediately at the time of the grant for accounting purposes, as they are non-forfeitable, but are issued in equal annual installments on each of the first three anniversaries of the grant date. The non-vested shares are not transferable and are held by our transfer agent. The fair values of restricted stock are equal to the market price of our common stock on the grant date.
The following table summarizes activity for PBF Energy restricted stock:

	Number of PBF Energy Restricted Class A Common Stock	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2024	1,052,506	$41.43
Granted	1,350,576	28.60
Vested	(460,294)	40.01
Forfeited	(18,893)	41.81
Nonvested at December 31, 2024	1,923,895	$32.60
Unrecognized compensation expense related to PBF Energy Restricted Class A common stock at December 31, 2024 was $38.9 million, which will be recognized from 2025 through 2027.

PBF ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table reflects activity related to our restricted stock:

	December 31, 2024	December 31, 2023	December 31, 2022
Weighted-average grant-date fair value per share of restricted stock granted	$28.60	$44.90	$35.73
Fair value of restricted stock vested (in millions)	$15.5	$11.2	$3.3
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
The grant date fair value was calculated using a Monte Carlo valuation model with the following assumptions:

	December 31, 2024	December 31, 2023	December 31, 2022
Expected life (in years)	2.82 - 3.04	2.86 - 3.18	3.08
Expected volatility	53.66% - 56.02%	56.68% - 59.98%	65.16%
Dividend yield	2.07% - 3.93%	1.73% - 1.80%	2.18%
Risk-free rate of return	4.17% - 4.35%	4.40% - 4.75%	3.90%
Weighted average grant-date fair value per PSU	$34.04	$56.35	$45.91
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
The following table summarizes activity for PBF Energy performance share awards:

	Number of PBF Energy Performance Share Units (“PSU”)	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2024	631,443	$38.48
Granted	253,223	34.04
Vested	(246,862)	18.73
Forfeited	(25,394)	49.78
Nonvested at December 31, 2024	612,410	$44.14

PBF ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In 2024, 2023 and 2022, PSU’s with a fair value of $14.1 million, $30.9 million and $2.0 million, respectively, were vested.
As of December 31, 2024, unrecognized compensation cost related to performance share unit awards was $17.3 million, which is expected to be recognized over a weighted average period of 2.30 years.
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
The following table summarizes activity for PBF Energy performance unit awards:

Number of PBF Energy Performance Units
Nonvested at January 1, 2024	43,557,161
Granted	14,274,646
Vested	(2,194,890)
Forfeited	(9,632,887)
Nonvested at December 31, 2024	46,004,030
In 2024, 2023 and 2022, Performance Units with a fair value of $19.3 million, $12.1 million and $1.5 million, respectively, were vested.
As of December 31, 2024, unrecognized compensation cost related to performance unit awards was $14.1 million, which is expected to be recognized over a weighted average period of 2.38 years.

PBF ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
16. EMPLOYEE BENEFIT PLANS
Defined Contribution Plan
The Company’s defined contribution plan covers all employees. Employees are eligible to participate as of the first day of the month following 30 days of service. Participants can make basic contributions up to 50 percent of their annual salary subject to IRS limits. The Company matches participants’ contributions at the rate of 200 percent of the first 3 percent of each participant’s total basic contribution based on the participant’s total annual salary. The Company’s contribution to the qualified defined contribution plans was $40.0 million, $37.5 million and $33.4 million for the years ended December 31, 2024, 2023 and 2022, respectively.
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

PBF ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The changes in the benefit obligation, the changes in fair value of plan assets, and the funded status of the Company’s Pension and Post-Retirement Medical Plans as of and for the years ended December 31, 2024 and 2023 were as follows:

	Pension Plans		Post-Retirement Medical Plan
(in millions)	2024	2023	2024	2023
Change in benefit obligation:
Benefit obligation at beginning of year	$429.7	$357.0	$19.6	$13.9
Service cost	53.4	48.1	0.9	0.5
Interest cost	20.3	17.7	0.9	0.7
Plan amendments	—	—	—	6.0
Benefit payments	(15.5)	(18.1)	(2.4)	(1.4)
Actuarial loss (gain)	1.9	25.0	(3.4)	(0.1)
Projected benefit obligation at end of year	$489.8	$429.7	$15.6	$19.6
Change in plan assets:
Fair value of plan assets at beginning of year	$349.3	$274.2	$—	$—
Actual return on plan assets	25.9	34.8	—	—
Benefits paid	(15.5)	(18.1)	(2.4)	(1.4)
Employer contributions	35.0	58.4	2.4	1.4
Fair value of plan assets at end of year	$394.7	$349.3	$—	$—
Reconciliation of funded status:
Fair value of plan assets at end of year	$394.7	$349.3	$—	$—
Less projected benefit obligation at end of year	489.8	429.7	15.6	19.6
Funded status at end of year	$(95.1)	$(80.4)	$(15.6)	$(19.6)
The accumulated benefit obligation for the defined benefit plans approximated $460.1 million and $391.1 million at December 31, 2024 and 2023, respectively.
Benefit payments, which reflect expected future services that the Company expects to pay are as follows for the years ended December 31:

(in millions)	Pension Benefits	Post-Retirement Medical Plan
2025	$37.3	$1.5
2026	31.5	1.6
2027	36.2	1.6
2028	40.1	1.7
2029	44.6	1.6
Years 2030-2034	269.6	7.7
The Company’s funding policy for its defined benefit plans is to contribute amounts sufficient to meet legal funding requirements, plus any additional amounts that may be appropriate considering the funded status of the plans, tax consequences, the cash flow generated by the Company and other factors. The Company plans to contribute approximately $31.6 million to the Company’s Pension Plans during 2025.

PBF ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The components of net periodic benefit cost were as follows for the years ended December 31, 2024, 2023 and 2022:

	Pension Benefits			Post-Retirement Medical Plan
(in millions)	2024	2023	2022	2024	2023	2022
Components of net periodic benefit cost:
Service cost	$53.4	$48.1	$55.6	$0.9	$0.5	$0.8
Interest cost	20.3	17.7	7.9	0.9	0.7	0.3
Expected return on plan assets	(24.4)	(19.2)	(17.5)	—	—	—
Amortization of prior service cost and actuarial loss	0.3	—	0.1	0.5	0.1	0.4
Net periodic benefit cost	$49.6	$46.6	$46.1	$2.3	$1.3	$1.5
Lump sum payments made by the Supplemental Plan to employees retiring in 2024, 2023 and 2022 did not exceed the Plan’s total service and interest costs expected for those years.
The pre-tax amounts recognized in other comprehensive loss (income) for the years ended December 31, 2024, 2023 and 2022 were as follows:

	Pension Benefits			Post-Retirement Medical Plan
(in millions)	2024	2023	2022	2024	2023	2022
Prior service costs	$—	$—	$—	$—	$6.1	$—
Net actuarial loss (gain)	0.4	9.5	27.6	(3.3)	(0.2)	(4.0)
Amortization of losses and prior service cost	(0.3)	(0.1)	(0.1)	(0.5)	(0.1)	(0.4)
Total changes in other comprehensive (income) loss	$0.1	$9.4	$27.5	$(3.8)	$5.8	$(4.4)
The pre-tax amounts in accumulated other comprehensive (loss) income as of December 31, 2024 and 2023 that have not yet been recognized as components of net periodic costs were as follows:

	Pension Benefits		Post-Retirement Medical Plan
(in millions)	2024	2023	2024	2023
Prior service costs	$(0.3)	$(0.4)	$(7.6)	$(8.7)
Net actuarial (loss) gain	(24.6)	(24.4)	13.5	10.9
Total	$(24.9)	$(24.8)	$5.9	$2.2
The weighted average assumptions used to determine the benefit obligations as of December 31, 2024 and 2023 were as follows:

	Qualified Plan		Supplemental Plan		Post-Retirement Medical Plan
	2024	2023	2024	2023	2024	2023
Discount rate - benefit obligations	5.63%	4.99%	5.54%	4.94%	5.39%	4.88%
Rate of compensation increase	4.55%	4.27%	5.00%	4.50%	—	—

PBF ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The weighted average assumptions used to determine the net periodic benefit costs for the years ended December 31, 2024, 2023 and 2022 were as follows:

	Qualified Plan			Supplemental Plan			Post-Retirement Medical Plan
	2024	2023	2022	2024	2023	2022	2024	2023	2022
Discount rates:
Effective rate for service cost	5.00%	5.22%	2.80%	4.94%	5.24%	2.73%	5.00%	5.27%	2.80%
Effective rate for interest cost	4.90%	5.14%	2.33%	4.90%	5.14%	2.24%	4.82%	5.05%	1.91%
Effective rate for interest on service cost	4.89%	5.14%	2.45%	4.84%	5.12%	2.29%	4.93%	5.21%	2.65%
Cash balance interest credit rate	3.99%	4.04%	2.06%	3.99%	4.04%	2.06%	N/A	N/A	N/A
Expected long-term rate of return on plan assets	6.80%	6.75%	5.50%	N/A	N/A	N/A	N/A	N/A	N/A
Rate of compensation increase	4.55%	4.27%	4.26%	4.50%	4.50%	4.50%	N/A	N/A	N/A
The assumed health care cost trend rates as of December 31, 2024 and 2023 were as follows:

	Post-Retirement Medical Plan
	2024	2023
Health care cost trend rate assumed for next year	5.9%	6.4%
Rate to which the cost trend rate was assumed to decline (the ultimate trend rate)	4.0%	4.0%
Year that the rate reaches the ultimate trend rate	2049	2046
The table below presents the fair values of the assets of the Company’s Qualified Plan as of December 31, 2024 and 2023 by level of fair value hierarchy. Assets consist of collective trusts and are measured at fair value based on the closing net asset value (“NAV”) as determined by the fund manager and reported daily. As noted above, the Company’s post-retirement medical plan is funded on a pay-as-you-go basis and has no assets.

	Fair Value Measurements Using NAV as Practical Expedient
(in millions)	2024	2023
Equities:
Domestic equities	$121.7	$75.0
Developed international equities	46.6	46.9
Global low volatility equities	7.9	21.0
Emerging market equities	19.2	24.8
Fixed-income	178.6	159.9
Real Estate	18.7	19.7
Cash and cash equivalents	2.0	2.0
Total	$394.7	$349.3

PBF ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company’s investment strategy for its Qualified Plan is to achieve a reasonable return on assets that supports the plan’s interest credit rating, subject to a moderate level of portfolio risk that provides liquidity. Consistent with these financial objectives as of December 31, 2024, the plan’s target allocations for plan assets are 48% invested in equity securities, 46% fixed income investments and 6% in real estate. Equity securities include international stocks and a blend of U.S. growth and value stocks of various sizes of capitalization. Fixed income securities include bonds and notes issued by the U.S. government and its agencies, corporate bonds, and mortgage-backed securities. The aggregate asset allocation is reviewed on an annual basis.
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

	Year Ended December 31,
(in millions)	2024	2023	2022
Refining Segment:
Gasoline and distillates	$28,652.0	$34,002.5	$41,465.0
Asphalt and blackoils	1,940.1	1,650.1	2,123.8
Feedstocks and other	1,449.1	1,640.6	1,863.0
Chemicals	662.8	650.6	903.8
Lubricants	373.9	344.7	425.0
Total Refining Revenue	$33,077.9	$38,288.5	$46,780.6
Logistics Segment:
Logistics Revenue	386.8	384.1	369.3
Total revenue prior to eliminations	33,464.7	38,672.6	47,149.9
Elimination of intercompany revenue	(349.4)	(347.8)	(319.6)
Total Revenues	$33,115.3	$38,324.8	$46,830.3
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

PBF ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Deferred Revenue
The Company records deferred revenue when cash payments are received or are due in advance of performance, including amounts which are refundable. Deferred revenue was $43.8 million and $64.1 million as of December 31, 2024 and December 31, 2023, respectively. Fluctuations in the deferred revenue balance are primarily driven by the timing and extent of cash payments received or due in advance of satisfying the Company’s performance obligations.
The Company’s payment terms vary by type and location of customers and the products offered. The period between invoicing and when payment is due is not significant (i.e. generally within two months). For certain products or services and customer types, the Company requires payment before the products or services are delivered to the customer.
Crude Oil and Refined Product Exchanges and Matching Buy/Sell Transactions
The Company enters into buy/sell arrangements and exchange contracts where it agrees to deliver a specified quantity and quality of crude oil or refined products at a specified location and date to a particular counterparty and to receive from the same counterparty the same commodity at a specified location on the same or another specified date. The exchange receipts and deliveries are non-monetary transactions, with the exception of specific grade or location differentials settled in cash. The matching buy/sell purchase and sale transactions are settled in cash. No revenues are recorded for exchange and matching buy/sell transactions as they are accounted for as exchanges of inventory. The net difference in buy/sell transactions is recorded in Cost of Goods Sold. The exchange transactions are recognized at the carrying amount of the inventory transferred.
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
Inflation Reduction Act
On August 16, 2022, the Inflation Reduction Act (“IRA”) was enacted and signed into law in the United States. The IRA is a budget reconciliation package that includes significant law changes relating to tax, climate change, energy, and health care. The tax provisions include, among other items, a corporate alternative minimum tax of 15%, an excise tax of 1% on corporate stock buy-backs, energy-related tax credits and incentives, and additional IRS funding. Based on the Company’s results over the past three fiscal years, the corporate alternative minimum tax would be applicable but is currently not expected to have a material impact on the Company’s Consolidated Financial Statements. The Company does not expect the other tax provisions of the IRA to have a material impact on its Consolidated Financial Statements.

PBF ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The income tax provision in the PBF Energy Consolidated Statements of Operations consists of the following:

	Year Ended December 31,
(in millions)	2024	2023	2022
Current (benefit) expense:
Federal	$(10.6)	$140.9	$75.8
Foreign	—	(0.3)	0.3
State	21.4	46.2	88.5
Total current	10.8	186.8	164.6

Deferred (benefit) expense:
Federal	(156.6)	387.7	379.9
Foreign	(4.8)	3.1	(0.9)
State	(77.8)	146.2	41.2
Total deferred	(239.2)	537.0	420.2
Total provision for income taxes	$(228.4)	$723.8	$584.8
The difference between PBF Energy’s effective income tax rate and the United States statutory rate is reconciled below:

	Year Ended December 31,
	2024	2023	2022

Provision at Federal statutory rate	21.0%	21.0%	21.0%
Increase (decrease) attributable to flow-through of certain tax adjustments:
State income taxes (net of federal income tax)	5.0%	5.0%	4.9%
Nondeductible/nontaxable items	3.3%	(0.5)%	(0.4)%
Rate differential from foreign jurisdictions	(0.2)%	—%	—%
Provision to return adjustment	0.2%	(0.1)%	—%
Adjustment to deferred tax assets and liabilities for change in tax rates	—%	—%	(0.2)%
Deferred tax asset valuation allowance	—%	—%	(8.9)%
Other	0.7%	(0.1)%	0.5%
Effective tax rate	30.0%	25.3%	16.9%
PBF Energy’s effective income tax rate for the years ended December 31, 2024, 2023 and 2022, including the impact of income (loss) attributable to noncontrolling interests of $(6.4) million, $21.5 million and $96.0 million, respectively, was 29.7%, 25.1% and 16.4%, respectively.
For the year ended December 31, 2024, PBF Energy’s effective tax rate differed from the United States statutory rate, inclusive of state income taxes, as a result of equity-based compensation activity and permanent book/tax differences related to the use of blender’s tax credits.
For the year ended December 31, 2023, PBF Energy’s effective tax rate did not materially differ from the United States statutory rate, inclusive of state income taxes. For the year ended December 31, 2022, PBF Energy’s effective tax rate differed from the United States statutory rate, inclusive of state income taxes, primarily due to changes in the deferred tax asset valuation allowance.

PBF ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For financial reporting purposes, income (loss) before income taxes attributable to PBF Energy Inc. stockholders includes the following components:

	Year Ended December 31,
(in millions)	2024	2023	2022
United States income (loss)	$(739.8)	$2,852.4	$3,464.2
Foreign income (loss)	(22.4)	11.9	(2.6)
Total income (loss) before income taxes attributable to PBF Energy Inc. stockholders	$(762.2)	$2,864.3	$3,461.6
A summary of the components of PBF Energy’s deferred tax assets and deferred tax liabilities consists of the following:

(in millions)	December 31, 2024	December 31, 2023
Deferred tax assets
Purchase interest step-up	$165.0	$171.6
Pension, employee benefits and compensation	53.3	96.5
Net operating loss carry forwards	297.5	3.4
Environmental liabilities	39.0	40.4
Lease liabilities	317.4	305.9
Other	50.7	27.0
Total deferred tax assets	922.9	644.8

Deferred tax liabilities
Property, plant and equipment	1,122.0	1,062.2
Inventory	60.3	68.6
Right of use assets	314.5	303.5
Equity method investment in SBR	249.6	278.8
Other	12.5	5.0
Total deferred tax liabilities	1,758.9	1,718.1
Net deferred tax liability	$(836.0)	$(1,073.3)
As of December 31, 2024, PBF Energy had $1,088.0 million of gross federal and $69.0 million of net state income tax operating loss carry forwards. The portion of the federal net operating loss carry forward that was generated in years prior to 2019 was utilized in 2022. The federal net operating loss carry forward was generated in 2024 and it has an indefinite carryforward period but is limited to 80% of taxable income in each tax year. The state net operating loss carry forwards expire at various dates from 2028 through 2044 with certain jurisdictions having indefinite net operating loss carry forward periods.

PBF ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Income tax years that remain subject to examination by material jurisdictions, where an examination has not already concluded are all years including and subsequent to:

United States
Federal	2020
New Jersey	2020
Michigan	2020
Delaware	2021
Indiana	2021
Pennsylvania	2021
New York	2021
Louisiana	2021
California	2020
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
Refining
The Company’s Refining segment includes the operations of its six refineries, including certain related logistics assets that are not owned by PBFX. The Company’s refineries are located in Delaware City, Delaware, Paulsboro, New Jersey, Toledo, Ohio, Chalmette, Louisiana, Torrance, California, and Martinez, California. The refineries produce unbranded transportation fuels, heating oil, petrochemical feedstocks, lubricants, and other petroleum products in the United States. The Company purchases crude oil, other feedstocks and blending components from various third-party suppliers. The Company sells products throughout the Northeast, Midwest, Gulf Coast, and West Coast of the United States, as well as in other regions of the United States, Canada, and Mexico, and is able to ship products to other international destinations.
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
Disclosures regarding the Company’s reportable segments with reconciliations to consolidated totals for the years ended December 31, 2024, 2023 and 2022 are presented below.

PBF ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2024
(in millions)	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Revenues	$33,077.9	$386.8	$—	$(349.4)	$33,115.3
Cost of products and other	30,590.4	8.3	—	(332.0)	30,266.7
Operating expenses	2,487.8	135.8	—	(17.4)	2,606.2
Depreciation and amortization expense	578.4	36.2	13.2	—	627.8
Other segment expenses, net (1) (2)	0.9	7.3	305.4	—	313.6
Income (loss) from operations (2)	(579.5)	199.1	(318.6)	—	(699.0)
Interest (income) expense, net	(14.1)	(1.9)	88.0	—	72.0
Capital expenditures (3)	994.8	6.5	7.0	—	1,008.3

	Year Ended December 31, 2023
	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Revenues	$38,288.5	$384.1	$—	$(347.8)	$38,324.8
Cost of products and other	33,000.8	—	—	(329.5)	32,671.3
Operating expenses	2,581.3	131.9	—	(18.3)	2,694.9
Depreciation and amortization expense	523.9	36.1	11.5	—	571.5
Other segment (income) expenses, net (1) (2)	(1.1)	10.0	(573.3)	—	(564.4)
Income from operations (2)	2,183.6	206.1	561.8	—	2,951.5
Interest (income) expense, net	(4.8)	2.3	66.3	—	63.8
Capital expenditures (3)	1,152.9	11.9	8.8	—	1,173.6

	Year Ended December 31, 2022
	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Revenues	$46,780.6	$369.3	$—	$(319.6)	$46,830.3
Cost of products and other	39,350.7	—	—	(301.6)	39,049.1
Operating expenses	2,495.6	121.4	—	(18.0)	2,599.0
Depreciation and amortization expense	466.9	36.7	7.5	—	511.1
Other segment expenses, net (1)	0.9	27.6	489.4	—	517.9
Income (loss) from operations	4,466.4	183.7	(496.9)	—	4,153.2
Interest expense, net	10.9	39.5	195.6	—	246.0
Capital expenditures (3)	994.9	7.9	8.1	—	1,010.9

	Balance at December 31, 2024
	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Total assets (4)	$10,945.5	$781.9	$1,015.4	$(39.6)	$12,703.2

	Balance at December 31, 2023
	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Total assets (4)	$12,590.6	$816.8	$1,024.1	$(43.7)	$14,387.8

PBF ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Other segment (income) expenses, net include General and administrative expenses (excluding depreciation and amortization expenses), Change in fair value of contingent consideration, net, Equity loss in investee, Loss (gain) on formation of SBR equity method investment, and Loss (gain) on sale of assets.
(2) Income (loss) from operations within Corporate for the year ended December 31, 2024, includes a $8.7 million reduction of the gain associated with the formation of the SBR equity method investment. Income from operations within Corporate for the year ended December 31, 2023, includes a gain of $925.1 million associated with the formation of the SBR equity method investment.
(3) For the years ended December 31, 2024, December 31, 2023, and December 31, 2022, the Company’s refining segment includes $5.6 million, $312.7 million, and $336.2 million, respectively, of capital expenditures related to the Renewable Diesel Facility.
(4) As of December 31, 2024 and December 31, 2023, Corporate assets include the Company’s Equity method investment in SBR of $866.8 million and $881.0 million, respectively.

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
The following table sets forth the computation of basic and diluted net income (loss) per share of PBF Energy Class A common stock attributable to PBF Energy for the periods presented:

(in millions, except share and per share amounts)	Year Ended December 31,
Basic Earnings Per Share:	2024	2023	2022
Allocation of earnings:
Net income (loss) attributable to PBF Energy Inc. stockholders	$(533.8)	$2,140.5	$2,876.8
Less: Income allocated to participating securities	0.1	—	—
Income (loss) available to PBF Energy Inc. stockholders - basic	$(533.9)	$2,140.5	$2,876.8
Denominator for basic net income (loss) per PBF Energy Class A common share-weighted average shares	116,248,827	124,953,858	122,598,076
Basic net income (loss) attributable to PBF Energy per Class A common share	$(4.59)	$17.13	$23.47

Diluted Earnings Per Share:
Numerator:
Income (loss) available to PBF Energy Inc. stockholders - basic	$(533.9)	$2,140.5	$2,876.8
Plus: Net income (loss) attributable to noncontrolling interest (1)	(6.0)	20.5	27.9
Less: Income tax expense (benefit) on net income (loss) attributable to noncontrolling interest (1)	1.6	(5.3)	(7.2)
Numerator for diluted net income (loss) per Class A common share - net income (loss) attributable to PBF Energy Inc. stockholders (1)	$(538.3)	$2,155.7	$2,897.5

Denominator (1):
Denominator for basic net income (loss) per PBF Energy Class A common share-weighted average shares	116,248,827	124,953,858	122,598,076
Effect of dilutive securities:
Conversion of PBF LLC Series A Units	862,780	899,519	917,991
Common stock equivalents (2)	—	4,656,071	3,344,039
Denominator for diluted net income (loss) per PBF Energy Class A common share-adjusted weighted average shares	117,111,607	130,509,448	126,860,106
Diluted net income (loss) attributable to PBF Energy Inc. stockholders per Class A common share	$(4.60)	$16.52	$22.84

PBF ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
——————————
(1)    The diluted earnings per share calculation generally assumes the conversion of all outstanding PBF LLC Series A Units to PBF Energy Class A common stock. The net income attributable to PBF Energy used in the numerator of the diluted earnings per share calculation is adjusted to reflect the net income, as well as the corresponding income tax expense (based on a 26.0%, 26.0% and 25.9% annualized statutory corporate tax rate for the years ended December 31, 2024, 2023 and 2022, respectively) attributable to the converted units.
(2)    Represents an adjustment to weighted-average diluted shares outstanding to assume the full exchange of common stock equivalents, including options and warrants for PBF LLC Series A Units and PSUs and options for shares of PBF Energy Class A common stock as calculated under the treasury stock method (to the extent the impact of such exchange would not be anti-dilutive). Common stock equivalents exclude the effects of performance share units and options and warrants to purchase 4,413,417, 18,431 and 3,877,035 shares of PBF Energy Class A common stock and PBF LLC Series A units because they are anti-dilutive for the years ended December 31, 2024, 2023 and 2022, respectively. For periods showing a net loss, all common stock equivalents and unvested restricted stock are considered anti-dilutive.

PBF ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
21. FAIR VALUE MEASUREMENTS
The tables below present information about the Company’s financial assets and liabilities measured and recorded at fair value on a recurring basis and indicate the fair value hierarchy of the inputs utilized to determine the fair values as of December 31, 2024 and 2023.
The Company has elected to offset the fair value amounts recognized for multiple derivative contracts executed with the same counterparty; however, fair value amounts by hierarchy level are presented on a gross basis in the tables below. The Company may be required to post margin collateral or reclaim cash collateral from derivative counterparties based on contractual terms. At December 31, 2024 and December 31, 2023, the Company had the obligation to return cash collateral posted against its derivative obligations of $15.1 million and $23.7 million, respectively. Cash collateral related to derivative contracts is recorded net in the Consolidated Balance Sheets. The Company has no derivative contracts that are subject to master netting arrangements that are reflected gross on the Consolidated Balance Sheets.

	As of December 31, 2024
	Fair Value Hierarchy
(in millions)	Level 1	Level 2	Level 3	Total Gross Fair Value	Effect of Counter-party Netting	Net Carrying Value on Balance Sheet
Assets:
Money market funds	$21.0	$—	$—	$21.0	N/A	$21.0
Commodity contracts	16.0	—	—	16.0	(14.0)	2.0
Liabilities:
Commodity contracts	14.0	—	—	14.0	(14.0)	—
Renewable energy credit and emissions obligations	—	465.9	—	465.9	—	465.9

	As of December 31, 2023
	Fair Value Hierarchy
(in millions)	Level 1	Level 2	Level 3	Total Gross Fair Value	Effect of Counter-party Netting	Net Carrying Value on Balance Sheet
Assets:
Money market funds	$141.6	$—	$—	$141.6	N/A	$141.6
Commodity contracts	80.1	—	—	80.1	(46.9)	33.2
Liabilities:
Commodity contracts	46.9	—	—	46.9	(46.9)	—
Renewable energy credit and emissions obligations	—	429.8	—	429.8	—	429.8
Contingent consideration obligation	—	—	21.6	21.6	—	21.6

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
•The contingent consideration obligation at December 31, 2023 is categorized in Level 3 of the fair value hierarchy and was estimated using discounted cash flow models based on management’s estimate of the future cash flows related to the earn-out periods. The Company’s final earn-out payment of $18.8 million was paid in full during the second quarter of 2024.
Non-qualified pension plan assets are measured at fair value using a market approach based on published net asset values of mutual funds as a practical expedient. As of December 31, 2024 and 2023, $19.4 million and $18.8 million, respectively, were included within Deferred charges and other assets, net for these non-qualified pension plan assets.
The table below summarizes the changes in fair value measurements categorized in Level 3 of the fair value hierarchy, which primarily includes the prior year change in estimated future earnings related to the Martinez Contingent Consideration:

	Year Ended December 31,
(in millions)	2024	2023
Balance at beginning of period	$21.6	$150.5
Settlements	(18.8)	(88.3)
Unrealized gain included in earnings	(2.8)	(40.6)
Balance at end of period	$—	$21.6
There were no transfers between levels during the years ended December 31, 2024 or December 31, 2023.

PBF ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fair value of debt
The table below summarizes the carrying value and fair value of debt as of December 31, 2024 and 2023.

	December 31, 2024		December 31, 2023
(in millions)	Carrying value	Fair value	Carrying value	Fair value
2028 Senior Notes (a)	$801.6	$765.9	$801.6	$779.3
2030 Senior Notes (a)	500.0	490.0	500.0	514.8
Revolving Credit Facility (b)	200.0	200.0	—	—
	1,501.6	1,455.9	1,301.6	1,294.1
Less - Unamortized deferred financing costs	(41.6)	n/a	(52.5)	n/a
Unamortized discount	(2.7)	n/a	(3.2)	n/a
Long-term debt	$1,457.3	$1,455.9	$1,245.9	$1,294.1
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
Fair Values - Non-recurring
Non-recurring fair value measurements and disclosures relate to the SBR equity method investment discussed in “Note 6 - Equity investment in SBR”. The fair value of the SBR equity method investment was primarily based on the cash consideration received from Eni for their 50 percent ownership.

PBF ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
22. DERIVATIVES
The Company uses derivative instruments to mitigate certain exposures to commodity price risk. On July 31, 2023, the Company terminated the Inventory Intermediation Agreement. Prior to its termination, the Inventory Intermediation Agreement contained purchase obligations for certain volumes of crude oil, intermediates and refined products. The purchase obligations related to crude oil, intermediates and refined products under this agreement were derivative instruments designated as fair value hedges in order to hedge the commodity price volatility of certain refinery inventory. The fair value of these purchase obligation derivatives was based on market prices of the underlying crude oil, intermediates and refined products. The level of activity for these derivatives was based on the level of operating inventories.
The Company also enters into economic hedges primarily consisting of commodity derivative contracts that are not designated as hedges and are used to manage price volatility in certain crude oil and feedstock inventories as well as crude oil, feedstock, and refined product sales or purchases. The objective in entering into economic hedges is consistent with the objectives discussed above for fair value hedges. As of December 31, 2024, there were 13,911,000 barrels of crude oil and 4,704,000 barrels of refined products (23,774,000 and 5,351,000, respectively, as of December 31, 2023), outstanding under short and long term commodity derivative contracts not designated as hedges representing the notional value of the contracts.
The Company also uses derivative instruments to mitigate the risk associated with the price of credits needed to comply with various governmental and regulatory environmental compliance programs. For such contracts that represent derivatives the Company elects the normal purchase normal sale exception under ASC 815, Derivatives and Hedging, and therefore does not record them at fair value.
The following tables provide information regarding the fair values of derivative instruments as of December 31, 2024 and December 31, 2023 and the line items in the Consolidated Balance Sheets in which fair values are reflected.

Description	Balance Sheet Location	Fair Value Asset
		(in millions)
Derivatives not designated as hedging instruments:
December 31, 2024:
Commodity contracts	Accounts receivable	$2.0
December 31, 2023:
Commodity contracts	Accounts receivable	$33.2

PBF ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table provides information regarding gains or losses recognized in income on derivative instruments and the line items in the Consolidated Statements of Operations in which such gains and losses are reflected.

Description	Location of Gain or (Loss) Recognized in Income on Derivatives	Gain or (Loss) Recognized in Income on Derivatives
		(in millions)
Derivatives designated as hedging instruments:
For the year ended December 31, 2024:
Derivatives included within the inventory intermediation agreement obligations	Cost of products and other	$—
For the year ended December 31, 2023:
Derivatives included within the inventory intermediation agreement obligations	Cost of products and other	$21.0
For the year ended December 31, 2022:
Derivatives included within the inventory intermediation agreement obligations	Cost of products and other	$5.4

Derivatives not designated as hedging instruments:
For the year ended December 31, 2024:
Commodity contracts	Cost of products and other	$12.3
For the year ended December 31, 2023:
Commodity contracts	Cost of products and other	$38.1
For the year ended December 31, 2022:
Commodity contracts	Cost of products and other	$(31.5)

Hedged items designated in fair value hedges:
For the year ended December 31, 2024:
Crude oil, intermediate and refined product inventory	Cost of products and other	$—
For the year ended December 31, 2023:
Crude oil, intermediate and refined product inventory	Cost of products and other	$(21.0)
For the year ended December 31, 2022:
Crude oil, intermediate and refined product inventory	Cost of products and other	$(5.4)
The Company had no ineffectiveness related to the fair value hedges as of December 31, 2024, 2023 or 2022.

PBF ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
23. SUBSEQUENT EVENTS
Dividend Declared
On February 13, 2025, PBF Energy announced a dividend of $0.275 per share on outstanding PBF Energy Class A common stock. The dividend is payable on March 14, 2025, to PBF Energy Class A common stockholders of record as of February 27, 2025.
Payments under the Tax Receivable Agreement
In January 2025, the Company made payments of $130.8 million, inclusive of interest of $5.4 million and $15.1 million paid to Series B Unit holders, under the Tax Receivable Agreement relating to the 2023 tax year.
Martinez Refinery Fire
On February 1, 2025, a fire occurred at the Company’s Martinez refinery during preliminary turnaround activities, which resulted in the temporary shutdown of refinery operations. The cause of the fire is currently under investigation. The Company is assessing the extent of the property damage arising from the fire and potential recoveries from insurance coverage are also being evaluated. At this time, as the cost of repairs, the length of the shutdown and other potential liabilities, including regulatory penalties, arising from the incident are unknown, the operational and/or financial impact cannot be reasonably estimated.

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
Date: February 13, 2025

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

Signature	Title	Date

/s/ Thomas J. Nimbley	Executive Chairman, Chairman of the Board	February 13, 2025
(Thomas J. Nimbley)	of Directors

/s/ Matthew C. Lucey	President, Chief Executive Officer,	February 13, 2025
(Matthew C. Lucey)	Director (Principal Executive Officer)

/s/ Karen B. Davis	Senior Vice President, Chief Financial Officer	February 13, 2025
(Karen B. Davis)	(Principal Financial Officer and Principal Accounting Officer)

/s/ Spencer Abraham	Director	February 13, 2025
(Spencer Abraham)

/s/ Paul Donahue	Director	February 13, 2025
(Paul Donahue)

/s/ Gene Edwards	Director	February 13, 2025
(Gene Edwards)

/s/ Georganne Hodges	Director	February 13, 2025
(Georganne Hodges)

/s/ Kimberly S. Lubel	Director	February 13, 2025
(Kimberly S. Lubel)

/s/ George E. Ogden	Director	February 13, 2025
(George E. Ogden)

/s/ Damian W. Wilmot	Director	February 13, 2025
(Damian W. Wilmot)

/s/ Lawrence Ziemba	Director	February 13, 2025
(Lawrence Ziemba)