Form 10-Q
period 2025-03-31
PBF Energy Inc.
filed 2025-05-01
CIK 1534504

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 25, 2025, PBF Energy Inc. had 115,647,259 shares of Class A common stock and 12 shares of Class B common stock outstanding.

PBF ENERGY INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2025

EXPLANATORY NOTE
This Quarterly Report on Form 10-Q is filed by PBF Energy Inc. (“PBF Energy”) which is a holding company whose primary asset is an equity interest in PBF Energy Company LLC (“PBF LLC”). PBF Energy is the sole managing member of, and owner of an equity interest representing approximately 99.3% of the outstanding economic interests in PBF LLC as of March 31, 2025. PBF Energy operates and controls all of the business and affairs and consolidates the financial results of PBF LLC and its subsidiaries. PBF LLC is a holding company for the companies that directly and indirectly own and operate our business. PBF Holding Company LLC (“PBF Holding”) is a wholly-owned subsidiary of PBF LLC and is the parent company for our refining operations. PBF Finance Corporation is a wholly-owned subsidiary of PBF Holding. PBF Logistics LP (“PBFX”) is an indirect wholly-owned subsidiary of PBF Energy and PBF LLC that owns and operates logistics assets that support our refining operations. Collectively, PBF Energy and its consolidated subsidiaries, including PBF LLC, PBF Holding, and PBFX are referred to hereinafter as the “Company” unless the context otherwise requires.

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
Important factors that could cause actual results to differ materially from our expectations, which we refer to as “cautionary statements,” are disclosed under “Management's Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Form 10-Q, the Annual Report on Form 10-K for the year ended December 31, 2024 of PBF Energy, which we refer to as our 2024 Annual Report on Form 10-K, and in our other filings with the U.S. Securities and Exchange Commission (“SEC”). All forward-looking information in this Quarterly Report on Form 10-Q and subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements. Some of the factors that we believe could affect our results include:
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
•the effects related to, or resulting from, geopolitical conflict around the world, including Russia’s military action in Ukraine, armed hostilities in the middle east and disruptions in international shipping, resulting from attacks by armed groups on cargo ships, including the imposition of additional sanctions and export controls, the potential expansion of such conflicts to other nations or regions, as well as the broader impacts to financial markets and the global macroeconomic and geopolitical environment;
•the risk and uncertainties associated with the fire on February 1, 2025 at our Martinez refinery, including our expectations with respect to the full restart of the Martinez refinery, the timing of the restart of certain units damaged by the fire, the throughput of the Martinez refinery during this period, estimated costs, and anticipated amount and timing of insurance recoveries related to the fire, and the results and consequences of any governmental and regulatory investigations related to the fire;
•the effectiveness of our crude oil sourcing strategies, including our crude by rail strategy, and related commitments;

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
•political pressure and influence of environmental groups and other stakeholders on decisions and policies related to the refining, processing and storage of crude oil and refined products, and the related adverse impacts from changes in our regulatory environment, such as the effects of compliance with AB 32 and/or California Assembly Bills SBX1-2 and ABX2-1, or from actions taken by environmental interest groups;
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
•our ability to successfully manage the operations of our 50-50 equity method investment, St. Bernard Renewables LLC (“SBR”), which owns the biorefinery co-located with our Chalmette refinery in Louisiana (the “Renewable Diesel Facility”), together with our partner, Eni Sustainable Mobility US Inc., a subsidiary of Eni SpA;
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

•restrictive covenants in our indebtedness that may adversely affect our operational flexibility or ability to make distributions;
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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
PBF ENERGY INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in millions, except share and per share data)

	March 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$468.6	$536.1
Accounts receivable	1,190.8	1,165.0
Inventories	2,890.8	2,595.3
Prepaid and other current assets	311.9	247.5
Total current assets	4,862.1	4,543.9
Property, plant and equipment (net of accumulated depreciation of $2,230.0 and $2,165.6, respectively)	5,043.7	5,067.7
Equity method investment in SBR	848.9	866.8
Lease right of use assets	852.3	845.3
Deferred charges and other assets, net	1,420.6	1,379.5
Total assets	$13,027.6	$12,703.2
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$874.4	$735.6
Accrued expenses	2,625.3	2,533.5
Payable pursuant to Tax Receivable Agreement	—	125.4
Deferred revenue	63.7	43.8
Current operating lease liabilities	206.3	187.8
Total current liabilities	3,769.7	3,626.1
Long-term debt	2,237.0	1,457.3
Payable pursuant to Tax Receivable Agreement	168.2	168.2
Deferred tax liabilities	693.6	836.0
Long-term operating lease liabilities	614.6	622.2
Long-term financing lease liabilities	32.6	35.4
Other long-term liabilities	266.9	279.4
Total liabilities	7,782.6	7,024.6
Commitments and contingencies (Note 6)
Equity:
PBF Energy Inc. equity
Class A common stock, $0.001 par value, 1,000,000,000 shares authorized, 115,657,057 shares outstanding at March 31, 2025, 115,311,992 shares outstanding at December 31, 2024	0.1	0.1
Class B common stock, $0.001 par value, 1,000,000 shares authorized, 12 shares outstanding at March 31, 2025 and December 31, 2024, respectively	—	—
Preferred stock, $0.001 par value, 100,000,000 shares authorized, no shares outstanding at March 31, 2025 and December 31, 2024	—	—
Treasury stock, at cost, 31,709,378 shares outstanding at March 31, 2025 and 31,479,723 shares outstanding at December 31, 2024	(1,228.3)	(1,222.8)
Additional paid in capital	3,348.2	3,338.7
Retained earnings	3,002.2	3,436.2
Accumulated other comprehensive loss	(7.3)	(8.0)
Total PBF Energy Inc. equity	5,114.9	5,544.2
Noncontrolling interest	130.1	134.4
Total equity	5,245.0	5,678.6
Total liabilities and equity	$13,027.6	$12,703.2
See notes to condensed consolidated financial statements.

PBF ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in millions, except share and per share data)

	Three Months Ended March 31,
	2025	2024
Revenues	$7,066.4	$8,645.6
Cost and expenses:
Cost of products and other	6,587.1	7,597.9
Operating expenses (excluding depreciation and amortization expense as reflected below)	731.8	688.1
Depreciation and amortization expense	167.7	141.4
Cost of sales	7,486.6	8,427.4
General and administrative expenses (excluding depreciation and amortization expense as reflected below)	70.4	63.2
Depreciation and amortization expense	3.6	3.2
Change in fair value of contingent consideration, net	—	(3.3)
Equity loss in investee	17.0	0.8
Loss on formation of SBR equity method investment	—	8.7
Loss on sale of assets	—	0.5
Total cost and expenses	7,577.6	8,500.5
Income (loss) from operations	(511.2)	145.1
Other income (expense):
Interest expense (net of interest income of $4.5 million and $17.8 million, respectively)	(36.9)	(10.5)
Other non-service components of net periodic benefit cost	0.3	0.6
Income (loss) before income taxes	(547.8)	135.2
Income tax (benefit) expense	(141.9)	27.7
Net income (loss)	(405.9)	107.5
Less: net income (loss) attributable to noncontrolling interest	(4.1)	0.9
Net income (loss) attributable to PBF Energy Inc. stockholders	$(401.8)	$106.6

Weighted-average shares of Class A common stock outstanding
Basic	113,754,290	119,864,653
Diluted	114,617,070	124,670,049
Net income (loss) available to Class A common stock per share:
Basic	$(3.53)	$0.89
Diluted	$(3.53)	$0.86
See notes to condensed consolidated financial statements.

PBF ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited, in millions)

	Three Months Ended March 31,
	2025	2024
Net income (loss)	$(405.9)	$107.5
Other comprehensive income:
Unrealized gain on available for sale securities	0.6	0.2
Net gain on pension and other post-retirement benefits	0.1	0.3
Total other comprehensive income	0.7	0.5
Comprehensive income (loss)	(405.2)	108.0
Less: comprehensive income (loss) attributable to noncontrolling interest	(4.1)	0.9
Comprehensive income (loss) attributable to PBF Energy Inc. stockholders	$(401.1)	$107.1

See notes to condensed consolidated financial statements.

PBF ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(unaudited, in millions, except share and per share data)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Noncontrolling Interest	Total Equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance, December 31, 2024	115,311,992	$0.1	12	$—	$3,338.7	$3,436.2	$(8.0)	31,479,723	$(1,222.8)	$134.4	$5,678.6
Comprehensive income (loss)	—	—	—	—	—	(401.8)	0.7	—	—	(4.1)	(405.2)
Distributions to PBF Energy Company LLC members	—	—	—	—	—	—	—	—	—	(0.2)	(0.2)
Dividends ($0.275 per common share)	—	—	—	—	—	(32.2)	—	—	—	—	(32.2)
Stock-based compensation expense	—	—	—	—	8.8	—	—	—	—	—	8.8
Transactions in connection with stock-based compensation plans	574,720	—	—	—	0.7	—	—	—	—	—	0.7
Treasury stock purchases	(229,655)	—	—	—	—	—	—	229,655	(5.5)	—	(5.5)
Balance, March 31, 2025	115,657,057	$0.1	12	$—	$3,348.2	$3,002.2	$(7.3)	31,709,378	$(1,228.3)	$130.1	$5,245.0

Balance, December 31, 2023	120,440,620	$0.1	12	$—	$3,278.8	$4,089.9	$(12.3)	23,419,532	$(868.2)	$143.0	$6,631.3
Comprehensive income	—	—	—	—	—	106.6	0.5	—	—	0.9	108.0
Distributions to PBF Energy Company LLC members	—	—	—	—	—	—	—	—	—	(1.0)	(1.0)
Dividends ($0.25 per common share)	—	—	—	—	—	(29.8)	—	—	—	—	(29.8)
Stock-based compensation expense	—	—	—	—	8.4	—	—	—	—	—	8.4
Transactions in connection with stock-based compensation plans	1,490,122	—	—	—	23.9	—	—	—	—	—	23.9
Exchange of PBF Energy Company LLC Series A Units for PBF Energy Class A common stock	—	—	—	—	0.6	—	—	—	—	(0.6)	—
Treasury stock purchases	(2,886,359)	—	—	—	—	—	—	2,886,359	(142.6)	—	(142.6)
Balance, March 31, 2024	119,044,383	$0.1	12	$—	$3,311.7	$4,166.7	$(11.8)	26,305,891	$(1,010.8)	$142.3	$6,598.2

See notes to condensed consolidated financial statements.

PBF ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in millions)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$(405.9)	$107.5
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	175.2	148.5
Stock-based compensation	11.4	12.4
Deferred income taxes	(142.4)	5.2
Change in fair value of contingent consideration, net	—	(3.3)
Pension and other post-retirement benefit costs	13.1	13.0
Loss from equity method investment	17.0	0.8
Loss on formation of SBR equity method investment	—	8.7
Loss on sale of assets	—	0.5

Changes in operating assets and liabilities:
Accounts receivable	30.2	183.3
Inventories	(295.5)	291.9
Prepaid and other current assets	(64.5)	(42.7)
Accounts payable	133.8	(28.9)
Accrued expenses	(12.7)	(639.9)
Deferred revenue	19.9	10.8
Payment related to Tax Receivable Agreement	(125.4)	(44.8)
Other assets and liabilities	(15.6)	(7.2)
Net cash (used in) provided by operating activities	$(661.4)	$15.8

Cash flows from investing activities:
Expenditures for property, plant, and equipment	(111.0)	(139.6)
Expenditures for deferred turnaround costs	(92.7)	(140.6)
Expenditures for other assets	(14.6)	(4.5)
Equity method investment - return of capital	0.8	0.3
Net cash used in investing activities	$(217.5)	$(284.4)

See notes to condensed consolidated financial statements.

PBF ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(unaudited, in millions)

	Three Months Ended March 31,
	2025	2024
Cash flows from financing activities:
Dividend payments	$(31.3)	$(29.6)
Distributions to PBF Energy Company LLC members other than PBF Energy	(0.2)	(0.9)
Proceeds from 2030 9.875% Senior Notes	788.5	—
Proceeds from revolver borrowings	1,150.0	—
Repayments of revolver borrowings	(1,150.0)	—
Payments on financing leases	(3.0)	(3.0)
Proceeds from insurance premium financing	100.7	78.2
Payments of insurance premium financing	(26.6)	—
Transactions in connection with stock-based compensation plans, net	(4.7)	7.0
Share repurchases of PBF Energy’s Class A common stock	—	(125.0)
Deferred financing costs and other, net	(12.0)	(0.1)
Net cash provided by (used in) financing activities	$811.4	$(73.4)

Net change in cash and cash equivalents	(67.5)	(342.0)
Cash and cash equivalents, beginning of period	536.1	1,783.5
Cash and cash equivalents, end of period	$468.6	$1,441.5

Supplemental cash flow disclosures
Non-cash activities:
Accrued and unpaid capital expenditures	$101.0	$159.0
Assets acquired or remeasured under operating and financing leases	65.7	124.8
Contribution of assets to SBR equity method investment	—	(8.7)
Cash paid during the period for:
Interest (net of capitalized interest of $5.6 million and $5.2 million in 2025 and 2024, respectively)	$48.7	$46.3
Income taxes	0.1	0.1

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
PBF Energy holds a 99.3% economic interest in PBF LLC as of March 31, 2025 through its ownership of PBF LLC Series C Units, which are held solely by PBF Energy. Holders of PBF LLC Series A Units, which are held by parties other than PBF Energy (“the members of PBF LLC other than PBF Energy”), hold the remaining 0.7% economic interest in PBF LLC. In addition, the amended and restated limited liability company agreement of PBF LLC provides that any PBF LLC Series A Units acquired by PBF Energy will automatically be reclassified as PBF LLC Series C Units in connection with such acquisition. PBF LLC, together with its consolidated subsidiaries, owns and operates oil refineries and related facilities in North America. Additionally, PBF LLC, together with its subsidiaries, own an interest in an equity method investment in St. Bernard Renewables LLC (“SBR”) that owns and operates a biorefinery co-located with the Chalmette refinery in Louisiana (the “Renewable Diesel Facility”).
Collectively, PBF Energy and its consolidated subsidiaries, are referred to hereinafter as the “Company” unless the context otherwise requires.
Basis of Presentation
The unaudited condensed consolidated financial information furnished herein reflects all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, considered necessary for a fair presentation of the financial position and the results of operations and cash flows of the Company for the periods presented. All intercompany accounts and transactions have been eliminated in consolidation. These unaudited Condensed Consolidated Financial Statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. These interim Condensed Consolidated Financial Statements should be read in conjunction with the PBF Energy financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2024. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the full year.
Recently Adopted Accounting Pronouncements
In November 2023, Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2023-07, “Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures.” The amendments in this ASU improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The Company’s adoption of this guidance in December 2024 resulted in additional disclosure requirements but did not have a significant impact on its Condensed Consolidated Financial Statements.

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
Martinez Fire
On February 1, 2025, a fire occurred at the Company’s Martinez refinery, which is owned and operated by Martinez Refinery Company LLC (“MRC”), while the refinery was in the preliminary stages of its previously announced turnaround. As a result of the fire, the refinery was fully shut down for the remainder of the quarter ended March 31, 2025. Investigations are being conducted by various regulatory agencies, including the California Department of Industrial Relations, the Division of Occupational Safety and Health (“CalOSHA”), the Bay Area Air District (“BAAD”), the Contra Costa County (“CCC”), the department of Justice (“DOJ”), the U.S. Attorney’s Office (“USAO”) and the Environmental Protection Agency (“EPA”). There are uncertainties around these inquiries and investigations and potential results and consequences, including whether any financial penalties will be assessed or changes to the operations of the Martinez refinery will result therefrom. At this time, the potential liabilities, including regulatory penalties, arising from the incident are unknown, and the full financial impact of this incident cannot reasonably be estimated.
The Company expects to restart the refinery in two stages. Certain units that were unaffected by the fire, including the crude unit, were restarted in April 2025 and the refinery began producing limited quantities of gasoline, jet fuel, and intermediates at that time. Restart of the remaining units damaged by the fire, which primarily includes the units scheduled for turnaround, is planned to occur during the fourth quarter of 2025. Restart of these units is dependent on factors impacting the Company’s ability to effect necessary repairs, including those outside of the Company’s control such as regulatory permitting and approvals and the availability of certain critical equipment and components.

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company expects the cost of repairs to the fire damaged units and restoring the refinery to full operational status will largely be covered by property insurance, subject to the Company’s deductible and retentions totaling $30.0 million. The Company also has business interruption insurance that contains a 60-day waiting period. This coverage commenced on April 3, 2025. While the Company expects its insurance coverage will significantly offset the financial impact of the fire, other than for the business interruption waiting period, deductibles and retentions, the timing of insurance proceeds may impact the Company’s results and its cash flow in a given quarter.
During the three months ended March 31, 2025, the Company recorded a receivable of $61.0 million, which represents insurance recovery of the write down of the net book value of the damaged refinery units and certain fire response costs. The Company believes these costs are probable of recovery and offset the Company’s property losses. Any insurance proceeds attributable to property damage in excess of the recognized property loss is considered a gain contingency and will not be recognized until it is realizable.
In addition, during the three months ended March 31, 2025, the Company incurred $78.1 million in operating expenses directly related to the fire response, recovery and cleanup efforts as well as certain costs associated with the phase one restart of the refinery. Certain of these expenses may be recoverable through the Company’s insurance claim process and will be recorded as a gain in the quarter in which insurance proceeds are probable of being received. The Company did not receive any insurance payments for either property damage or business interruption during the three months ended March 31, 2025.
2. INVENTORIES
Inventories consisted of the following:

(in millions)	March 31, 2025	December 31, 2024
Crude oil and feedstocks	$1,514.5	$1,232.7
Refined products and blendstocks	1,204.3	1,194.6
Warehouse stock and other	172.0	168.0
	2,890.8	2,595.3
Lower of cost or market adjustment	—	—
Total inventories	$2,890.8	$2,595.3
As of March 31, 2025 and December 31, 2024 there was no lower of cost or market (“LCM”) adjustment recorded as the replacement value of inventories exceeded the last-in, first-out (“LIFO”) carrying value by approximately $157.3 million and $7.7 million, respectively, reflecting no LCM inventory reserve.
An actual valuation of inventories valued under the LIFO method is made at the end of each year based on inventory levels and costs at that time. The Company recorded a pre-tax charge related to a LIFO layer decrement of $124.5 million in the Refining segment during the year ended December 31, 2024. The majority of the decrement recorded in 2024 was related to the Company’s East Coast and Gulf Coast LIFO inventory layers.

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3. ACCRUED EXPENSES
Accrued expenses consisted of the following:

(in millions)	March 31, 2025	December 31, 2024
Inventory-related accruals	$1,428.3	$1,398.8
Renewable energy credit and emissions obligations (a)	493.1	465.9
Accrued transportation costs	161.9	175.2
Excise and sales tax payable	145.7	150.7
Accrued refinery maintenance and support costs	88.9	45.5
Accrued capital expenditures	63.6	52.7
Accrued utilities	52.4	71.5
Accrued purchases - SBR	37.0	47.8
Accrued salaries and benefits	17.4	23.9
Current finance lease liabilities	11.1	11.2
Environmental liabilities	10.6	9.7
Accrued interest	7.2	29.5
Other	108.1	51.1
Total accrued expenses	$2,625.3	$2,533.5
_____________________
(a) The Company is subject to obligations to purchase Renewable Identification Numbers (“RINs”) required to comply with the Renewable Fuel Standard. The Company’s overall RINs obligation is based on a percentage of domestic shipments of on-road fuels as established by the EPA. To the degree the Company is unable to blend the required amount of biofuels to satisfy its RINs obligation, RINs must be purchased on the open market to avoid penalties and fines. The Company records its RINs obligation on a net basis in Accrued expenses when its RINs liability is greater than the amount of RINs earned and purchased in a given period and in Prepaid and other current assets when the amount of RINs earned and purchased is greater than the RINs liability. In addition, the Company is subject to obligations to comply with federal and state legislative and regulatory measures, including regulations in the state of California pursuant to Assembly Bill 32 (“AB 32”), to address environmental compliance and greenhouse gas and other emissions. These requirements include incremental costs to operate and maintain the Company’s facilities as well as to implement and manage new emission controls and programs. Renewable energy credit and emissions obligations fluctuate with the volume of applicable product sales and timing of credit purchases. From time to time, the Company enters into forward purchase commitments in order to acquire its renewable energy and emissions credits at fixed prices. As of March 31, 2025, the Company had forward purchase commitments in excess of total accrued renewable energy and emissions obligations. The Company’s RIN obligations will be settled in accordance with established regulatory deadlines. The Company’s current AB 32 liability is part of an ongoing triennial period program which will be settled through 2027.

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4. CREDIT FACILITIES AND DEBT
Debt outstanding consisted of the following:

(in millions)	March 31, 2025	December 31, 2024
6.00% senior unsecured notes due 2028 (“2028 6.00% Senior Notes”)	$801.6	$801.6
7.875% senior unsecured notes due 2030 (“2030 7.875% Senior Notes”)	500.0	500.0
9.875% senior unsecured notes due 2030 (“2030 9.875% Senior Notes”)	800.0	—
Revolving Credit Facility	200.0	200.0
	2,301.6	1,501.6
Unamortized deferred financing costs	(50.6)	(41.6)
Unamortized discount	(14.0)	(2.7)
Long-term debt	$2,237.0	$1,457.3
2030 9.875% Senior Notes
On March 17, 2025, PBF Holding Company LLC (“PBF Holding”) entered into an indenture among PBF Holding and PBF Holding’s wholly-owned subsidiary, PBF Finance Corporation (together with PBF Holding, the “Issuers”), the guarantors named therein (collectively the “Guarantors”), Wilmington Trust, National Association, as Trustee and Deutsche Bank Trust Company Americas, as Paying Agent, Registrar, Transfer Agent and Authenticating Agent, under which the Issuers issued $800.0 million in aggregate principal amount of 2030 9.875% Senior Notes at an issue price of 98.563%. The Issuers received net proceeds of approximately $776.7 million from the offering after deducting the initial purchasers’ discount and estimated offering expenses. The Company used the net proceeds, together with cash on hand, to repay outstanding borrowings under PBF Holding’s asset-based revolving credit facility (the “Revolving Credit Facility”) and for general corporate purposes.
The 2030 9.875% Senior Notes are guaranteed on a senior unsecured basis by certain of PBF Holding’s subsidiaries. The 2030 9.875% Senior Notes and guarantees are senior unsecured obligations and rank equal in right of payment with all of the Issuers’ and the Guarantors’ existing and future senior indebtedness, including the Revolving Credit Facility, the Issuers’ outstanding 2028 6.00% Senior Notes and outstanding 2030 7.875% Senior Notes. The 2030 9.875% Senior Notes and the guarantees rank senior in right of payment to the Issuers’ and the Guarantors’ existing and future indebtedness that is expressly subordinated in right of payment thereto. The 2030 9.875% Senior Notes and the guarantees are effectively subordinated to any of the Issuers’ and the Guarantors’ existing or future secured indebtedness (including the Revolving Credit Facility, as amended and restated from time to time) to the extent of the value of the collateral securing such indebtedness. The 2030 9.875% Senior Notes and the guarantees are structurally subordinated to any existing or future indebtedness and other obligations of the Issuers’ subsidiaries that do not guarantee the 2030 9.875% Senior Notes.
In addition, the 2030 9.875% Senior Notes contain customary terms, events of default and covenants for an issuer of non-investment grade debt securities. These covenants include limitations on, among other things, the incurrence of additional indebtedness, equity issuances, payments, and engagement in certain transactions and investments. These covenants are subject to a number of important exceptions and qualifications. Many of these covenants will cease to apply or will be modified following a covenant termination event, including in the event the 2030 9.875% Senior Notes are rated investment grade.

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

At any time prior to March 15, 2027, the Issuers may on any one or more occasions redeem up to 40% of the aggregate principal amount of the 2030 9.875% Senior Notes in an amount not greater than the net cash proceeds of certain equity offerings at a redemption price equal to 109.875% of the principal amount of the 2030 9.875% Senior Notes, plus any accrued and unpaid interest through the date of redemption; provided that at least 60% of the aggregate principal amount of the 2023 9.875% Senior Notes originally issued under the applicable indenture remains outstanding immediately after the occurrence of each such redemption. On or after March 15, 2027, the Issuers may redeem all or part of the 2030 9.875% Senior Notes, in each case at the redemption prices described in the indenture, together with any accrued and unpaid interest to the date of redemption. In addition, prior to March 15, 2027, the Issuers may redeem all or part of the 2030 9.875% Senior Notes at a “make-whole” redemption price described in the indenture, together with any accrued and unpaid interest to the date of redemption.
Upon a change of control that results in a ratings decline, the Issuers will be required to make an offer to purchase the 2030 9.875% Senior Notes at a purchase price of 101% of the principal amount of the 2030 9.875% Senior Notes on the date of purchase plus accrued interest. Prior to a covenant suspension event, in connection with certain asset dispositions, the Issuers may be required to use the net cash proceeds of the asset disposition (subject to a right to reinvest such net cash proceeds) to make an offer to purchase the 2030 9.875% Senior Notes at a purchase price equal to 100% of the principal amount of the 2030 9.875% Senior Notes, together with any accrued and unpaid interest to the date of purchase.
As of March 31, 2025, the Company is in compliance with all covenants, including financial covenants, in all its debt agreements.

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5. RELATED PARTY TRANSACTIONS
Summary of Transactions with SBR
A summary of the Company’s related party transactions with SBR is as follows:

	Three Months Ended March 31,
(in millions)	2025	2024
Transactions under commercial agreements:
Sales	$13.4	$5.0
Purchases	(60.3)	(91.2)
Reimbursements under related party agreements:
Operating agreement	40.0	35.3
Omnibus agreement	1.0	1.1
Common asset use and servitude agreement	2.2	2.0
Total lease expense under related party agreements	(5.3)	—
Total sales, consisting of refined product sales, and purchases, primarily related to environmental credit and hydrocarbon purchases, under the commercial agreements with SBR are included within Revenues and Cost of products and other, respectively, on the Company’s Condensed Consolidated Statements of Operations.
Additionally, the Condensed Consolidated Balance Sheets include $53.7 million and $37.0 million recorded within Accounts receivable and Accrued expenses, respectively, related to transactions with SBR as of March 31, 2025 ($18.7 million and $47.8 million, respectively, as of December 31, 2024).
PBF Holding has agreed to provide a limited guaranty in connection with a $100.0 million term loan that SBR and its wholly owned subsidiary, SBR Marketing LLC (“SBR Marketing”), entered into in April 2025. Under the guaranty and subject to the terms and conditions set forth therein, PBF Holding is guaranteeing SBR and SBR Marketing’s certain payment and performance obligations under the term loan, with the guaranty capped at 50% of such obligations, commensurate with the Company’s 50% equity interest in each of SBR and SBR Marketing, and the Company currently believes that the likelihood of performance under this guaranty is remote.

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
In connection with the acquisition of the Torrance refinery and related logistics assets, the Company assumed certain pre-existing environmental liabilities. The estimated costs related to these remediation obligations totaled $110.4 million as of March 31, 2025 ($110.6 million as of December 31, 2024) and related primarily to remediation obligations to address existing soil and groundwater contamination and the related monitoring and clean-up activities. Costs related to these obligations are reassessed periodically or when changes to the Company’s remediation approach are identified. The current portion of the environmental liability is recorded in Accrued expenses and the non-current portion is recorded in Other long-term liabilities.
The aggregate environmental liability reflected on the Company’s Condensed Consolidated Balance Sheets was $153.5 million and $152.1 million at March 31, 2025 and December 31, 2024, respectively, of which $142.9 million and $142.4 million, respectively, were classified as Other long-term liabilities. These liabilities include remediation and monitoring costs expected to be incurred over an extended period of time. Estimated liabilities could increase in the future when the results of ongoing investigations become known, are considered probable and can be reasonably estimated.

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
The payment obligations under the Tax Receivable Agreement are obligations of PBF Energy and not of any of its subsidiaries. In general, PBF Energy expects to obtain funding for these annual payments from PBF LLC, primarily through tax distributions, which PBF LLC makes on a pro-rata basis to its owners. Such owners include PBF Energy, which holds a 99.3% interest in PBF LLC as of both March 31, 2025 and December 31, 2024. PBF LLC generally obtains funding to pay its tax distributions by causing PBF Holding to distribute cash to PBF LLC and from distributions it receives from PBF Logistics LP (“PBFX”).
As of March 31, 2025, PBF Energy recognized a liability of $168.2 million related to the Tax Receivable Agreement obligation. As of December 31, 2024 PBF Energy recognized a liability of $293.6 million, of which $125.4 million was recorded as a Current liability and was paid in January 2025 related to the 2023 tax year. These liabilities reflect the estimate of the undiscounted amounts that PBF Energy expects to pay under the agreement, net of the impact of any deferred tax asset valuation allowance recognized in accordance with FASB, Accounting Standards Codification (“ASC”) 740, Income Taxes. As future taxable income is recognized, increases in PBF Energy’s Tax Receivable Agreement liability may be necessary in conjunction with the revaluation of deferred tax assets. Refer to “Note 10 - Income Taxes” for more details.

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Legal Matters
On November 24, 2022, the Martinez refinery experienced a catalyst release that is currently being investigated by the BAAD, the CCC, the DOJ, the USAO, the EPA, and the California Department of Fish and Game (“DFG”). To date, the BAAD has issued 35 NOVs, the CCC has issued two NOVs, and the DFG has made findings relating to the catalyst incident. On July 11, 2023 and October 6, 2023, the Martinez refinery experienced unintentional releases of petroleum coke dust and received inquiries or notices of investigation from the BAAD, the CalOSHA, the CCC, and the EPA. The BAAD also issued NOVs relating to the July 11, 2023 coke dust incident and NOVs relating to the October 6, 2023 coke dust incident. On December 15, 2023, the Martinez refinery experienced an unexpected flaring incident, and subsequently on December 18, 2023 a brush fire incident, and has received inquiries or notices of investigation from the BAAD, the CalOSHA, and the CCC. The BAAD additionally issued NOVs relating to the December 15, 2023 flaring incident and NOVs relating to the December 18, 2023 brush fire incident. The DFG, the CCC, and the BAAD have referred their findings and/or NOVs to the CCC District Attorney for the catalyst incident and various other incidents. On November 16, 2023, the CCC District Attorney and the BAAD announced a joint civil enforcement action against MRC that will include enforcement of the BAAD’s, the CCC’s, and the DFG’s claims from the catalyst incident, as well as additional enforcement claims from various incidents. The Company is engaged in settlement discussions with the CCC District Attorney and the BAAD but no definitive penalties have been assessed to date by the various agencies. The Company presently believes the outcomes will not have a material impact on its financial position, results of operations, or cash flows.
7. EQUITY
Noncontrolling Interest in PBF LLC
PBF Energy is the sole managing member of, and has a controlling interest in, PBF LLC. As the sole managing member of PBF LLC, PBF Energy operates and controls all of the business and affairs of PBF LLC and its subsidiaries. PBF Energy’s equity interest in PBF LLC was approximately 99.3% as of both March 31, 2025 and December 31, 2024.
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
The noncontrolling interest ownership percentages in PBF LLC as of December 31, 2024 and March 31, 2025 are calculated as follows:

	Holders of PBF LLC Series A Units	Outstanding Shares of PBF Energy Class A Common Stock	Total *
December 31, 2024	862,780	115,311,992	116,174,772
	0.7%	99.3%	100.0%
March 31, 2025	862,780	115,657,057	116,519,837
	0.7%	99.3%	100.0%
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
Changes in Equity and Noncontrolling Interest
The following tables summarize the changes in equity for the controlling and noncontrolling interest of PBF Energy for the three months ended March 31, 2025 and 2024, respectively:

(in millions)	PBF Energy Inc. Equity	Noncontrolling Interest in PBF LLC	Noncontrolling Interest in PBF Holding	Total Equity
Balance at January 1, 2025	$5,544.2	$121.7	$12.7	$5,678.6
Comprehensive income (loss)	(401.1)	(4.1)	—	(405.2)
Dividends and distributions	(32.2)	(0.2)	—	(32.4)
Stock-based compensation expense	8.8	—	—	8.8
Transactions in connection with stock-based compensation plans	0.7	—	—	0.7
Treasury stock purchases	(5.5)	—	—	(5.5)
Balance at March 31, 2025	$5,114.9	$117.4	$12.7	$5,245.0

(in millions)	PBF Energy Inc. Equity	Noncontrolling Interest in PBF LLC	Noncontrolling Interest in PBF Holding	Total Equity
Balance at January 1, 2024	$6,488.3	$129.9	$13.1	$6,631.3
Comprehensive income	107.1	0.9	—	108.0
Dividends and distributions	(29.8)	(1.0)	—	(30.8)
Stock-based compensation expense	8.4	—	—	8.4
Transactions in connection with stock-based compensation plans	23.9	—	—	23.9
Effects of exchanges of PBF LLC Series A Units on deferred tax assets and liabilities and Tax Receivable Agreement obligation	0.6	(0.6)	—	—
Treasury stock purchases	(142.6)	—	—	(142.6)
Balance at March 31, 2024	$6,455.9	$129.2	$13.1	$6,598.2
Treasury Stock
On December 12, 2022, the Company’s Board of Directors authorized the repurchase of PBF Energy's Class A common stock (as amended from time to time, the “Repurchase Program”). As further approved on February 13, 2024, the Repurchase Program currently allows for repurchases of up to $1.75 billion and has an expiration date of December 2025. During the three months ended March 31, 2025, the Company did not purchase any shares of PBF Energy’s Class A common stock under the Repurchase Program. During the three months ended March 31, 2024, the Company purchased 2,561,060 shares of PBF Energy’s Class A common stock under the Repurchase Program for $125.0 million, inclusive of commissions paid, through open market transactions.

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
8. DIVIDENDS AND DISTRIBUTIONS
With respect to dividends and distributions paid during the three months ended March 31, 2025, PBF LLC made aggregate non-tax distributions of $31.5 million, or $0.275 per unit to its members, of which $31.3 million was distributed pro-rata to PBF Energy and the balance was distributed to its other members. PBF Energy used this $31.3 million to pay quarterly cash dividends of $0.275 per share of Class A common stock on March 14, 2025.
9. REVENUES
As described in “Note 13 - Segment Information”, the Company’s business consists of the Refining Segment and Logistics Segment. The following table provides information relating to the Company’s revenues for each product or group of similar products or services by segment for the periods presented.

	Three Months Ended March 31,
(in millions)	2025	2024
Refining Segment:
Gasoline and distillates	$6,125.6	$7,599.0
Feedstocks and other	496.9	307.9
Asphalt and blackoils	237.7	473.6
Chemicals	121.4	167.0
Lubricants	75.5	88.9
Total Refining Revenue	7,057.1	8,636.4
Logistics Segment:
Logistics Revenue	94.5	96.1
Total revenue prior to eliminations	7,151.6	8,732.5
Elimination of intercompany revenue	(85.2)	(86.9)
Total Revenues	$7,066.4	$8,645.6
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
Deferred Revenue
The Company records deferred revenue when cash payments are received or are due in advance of performance, including amounts which are refundable. Deferred revenue was $63.7 million and $43.8 million as of March 31, 2025 and December 31, 2024, respectively. Fluctuations in the deferred revenue balance are primarily driven by the timing and extent of cash payments received or due in advance of satisfying the Company’s performance obligations.
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

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10. INCOME TAXES
PBF Energy is required to file federal and applicable state corporate income tax returns and recognizes income taxes on its pre-tax income, which to-date has consisted primarily of its share of PBF LLC’s pre-tax income (approximately 99.3% as of both March 31, 2025 and December 31, 2024). PBF LLC is organized as a limited liability company and PBFX is a partnership, both of which are treated as “flow-through” entities for federal income tax purposes and therefore are not subject to federal income taxes apart from the income tax attributable to the two subsidiaries acquired in connection with the acquisition of Chalmette Refining and PBF Holding’s wholly-owned Canadian subsidiary, PBF Energy Limited, that are treated as C-Corporations for income tax purposes, with the tax provision calculated based on the effective tax rate for the periods presented.
The income tax provision in the PBF Energy Condensed Consolidated Statements of Operations consists of the following:

	Three Months Ended March 31,
(in millions)	2025	2024
Current income tax expense	$0.5	$22.5
Deferred income tax (benefit) expense	(142.4)	5.2
Total income tax (benefit) expense	$(141.9)	$27.7
The income tax provision is based on earnings before taxes attributable to PBF Energy and excludes earnings before taxes attributable to noncontrolling interest as such interests are generally not subject to income taxes except as noted above. PBF Energy’s effective income tax rate for the three months ended March 31, 2025 and March 31, 2024 was 26.1% and 20.6%, respectively.
PBF Energy’s effective income tax rate for the three months ended March 31, 2025, including the impact of loss attributable to noncontrolling interest of $4.1 million, was 25.9%. PBF Energy’s effective income tax rate for the three months ended March 31, 2024, including the impact of income attributable to noncontrolling interest of $0.9 million, was 20.5%.
For the three months ended March 31, 2025, PBF Energy’s effective tax rate did not materially differ from the United States statutory rate, inclusive of state income taxes. For the three months ended March 31, 2024, PBF Energy’s effective tax rate differed from the United States statutory rate, inclusive of state income taxes, as a result of equity-based compensation activity and permanent book/tax difference related to the use of blenders’ tax credits.
The Company has determined there are no material uncertain tax positions as of March 31, 2025. The Company does not have any unrecognized tax benefits.

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11. FAIR VALUE MEASUREMENTS
The tables below present information about the Company’s financial assets and liabilities measured and recorded at fair value on a recurring basis and indicate the fair value hierarchy of the inputs utilized to determine the fair values as of March 31, 2025 and December 31, 2024.
The Company has elected to offset the fair value amounts recognized for multiple derivative contracts executed with the same counterparty; however, fair value amounts by hierarchy level are presented on a gross basis in the tables below. The Company may be required to post margin collateral or reclaim cash collateral from derivative counterparties based on contractual terms. At March 31, 2025 and December 31, 2024, the Company had the obligation to return cash collateral posted against its derivative obligations of $12.5 million and $15.1 million, respectively. Cash collateral related to derivative contracts is recorded net in the Condensed Consolidated Balance Sheets. The Company has no derivative contracts that are subject to master netting arrangements that are reflected gross on the Condensed Consolidated Balance Sheets.

	As of March 31, 2025
	Fair Value Hierarchy			Total Gross Fair Value	Effect of Counter-party Netting	Net Carrying Value on Balance Sheet
(in millions)	Level 1	Level 2	Level 3
Assets:
Money market funds	$15.2	$—	$—	$15.2	n/a	$15.2
Commodity contracts	20.9	—	—	20.9	(20.9)	—
Liabilities:
Commodity contracts	25.6	—	—	25.6	(20.9)	4.7
Renewable energy credit and emissions obligations	—	493.1	—	493.1	—	493.1

	As of December 31, 2024
	Fair Value Hierarchy			Total Gross Fair Value	Effect of Counter-party Netting	Net Carrying Value on Balance Sheet
(in millions)	Level 1	Level 2	Level 3
Assets:
Money market funds	$21.0	$—	$—	$21.0	n/a	$21.0
Commodity contracts	16.0	—	—	16.0	(14.0)	2.0
Liabilities:
Commodity contracts	14.0	—	—	14.0	(14.0)	—
Renewable energy credit and emissions obligations	—	465.9	—	465.9	—	465.9

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
Non-qualified pension plan assets are measured at fair value using a market approach based on published net asset values of mutual funds as a practical expedient. As of March 31, 2025 and December 31, 2024, $20.0 million and $19.4 million, respectively, were included within Deferred charges and other assets, net for these non-qualified pension plan assets.
There were no transfers between levels during the three months ended March 31, 2025 or the three months ended March 31, 2024.

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Fair value of debt
The table below summarizes the carrying value and fair value of debt as of March 31, 2025 and December 31, 2024.

	March 31, 2025		December 31, 2024
(in millions)	Carrying value	Fair value	Carrying value	Fair value
2028 6.00% Senior Notes (a)	$801.6	$745.1	$801.6	$765.9
2030 7.875% Senior Notes (a)	500.0	438.2	500.0	490.0
2030 9.875% Senior Notes (a)	800.0	756.9	—	—
Revolving Credit Facility (b)	200.0	200.0	200.0	200.0
	2,301.6	2,140.2	1,501.6	1,455.9
Less - Unamortized deferred financing costs	(50.6)	n/a	(41.6)	n/a
Unamortized discount	(14.0)	n/a	(2.7)	n/a
Long-term debt	$2,237.0	$2,140.2	$1,457.3	$1,455.9
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

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12. DERIVATIVES
The Company uses derivative instruments to mitigate certain exposures to commodity price risk. The Company also enters into economic hedges primarily consisting of commodity derivative contracts that are not designated as hedges and are used to manage price volatility in certain crude oil and feedstock inventories as well as crude oil, feedstock, and refined product sales or purchases. The objective in entering into economic hedges is consistent with the objectives discussed above for fair value hedges. As of March 31, 2025, there were 22,032,000 barrels of crude oil and 3,225,000 barrels of refined products (13,911,000 and 4,704,000, respectively, as of December 31, 2024), outstanding under short and long term commodity derivative contracts not designated as hedges representing the notional value of the contracts.
The Company also uses derivative instruments to mitigate the risk associated with the price of credits needed to comply with various governmental and regulatory environmental compliance programs. For such contracts that represent derivatives, the Company elects the normal purchase normal sale exception under ASC 815, Derivatives and Hedging, and therefore does not record them at fair value.
The following tables provide information regarding the fair values of derivative instruments as of March 31, 2025 and December 31, 2024, and the line items in the Condensed Consolidated Balance Sheets in which fair values are reflected.

Description	Balance Sheet Location	Fair Value Asset/(Liability)
		(in millions)
Derivatives not designated as hedging instruments:
March 31, 2025:
Commodity contracts	Accounts receivable	$(4.7)
December 31, 2024:
Commodity contracts	Accounts receivable	$2.0
The following table provides information regarding gains or losses recognized in income on derivative instruments and the line items in the Condensed Consolidated Statements of Operations in which such gains and losses are reflected.

Description	Location of Gain or (Loss) Recognized in Income on Derivatives	Gain or (Loss) Recognized in Income on Derivatives
		(in millions)

Derivatives not designated as hedging instruments:
For the three months ended March 31, 2025:
Commodity contracts	Cost of products and other	$(1.3)
For the three months ended March 31, 2024:
Commodity contracts	Cost of products and other	$(25.5)
The Company had no ineffectiveness related to the fair value hedges for the three months ended March 31, 2025 or the three months ended March 31, 2024.

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
The Company’s chief operating decision maker is the chief executive officer, who evaluates the performance of the refining segment based primarily on income from operations. Income from operations includes those revenues and expenses that are directly attributable to management of the refining segment.
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

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Disclosures regarding the Company’s reportable segments with reconciliations to consolidated totals for the three months ended March 31, 2025 and March 31, 2024 are presented below.

	Three Months Ended March 31, 2025
(in millions)	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Revenues	$7,057.1	$94.5	$—	$(85.2)	$7,066.4
Cost of products and other	6,665.4	2.6	—	(80.9)	6,587.1
Operating expenses	706.3	29.8	—	(4.3)	731.8
Depreciation and amortization expense	158.6	9.1	3.6	—	171.3
Other segment expenses, net (1)	—	1.6	85.8	—	87.4
Income (loss) from operations	(473.2)	51.4	(89.4)	—	(511.2)
Interest (income) expense, net	(4.5)	(0.2)	41.6	—	36.9
Capital expenditures	215.6	2.4	0.3	—	218.3

	Three Months Ended March 31, 2024
	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Revenues	$8,636.4	$96.1	$—	$(86.9)	$8,645.6
Cost of products and other	7,678.1	2.4	—	(82.6)	7,597.9
Operating expenses	654.7	37.7	—	(4.3)	688.1
Depreciation and amortization expense	132.3	9.1	3.2	—	144.6
Other segment expenses, net (1) (2)	0.6	1.8	67.5	—	69.9
Income (loss) from operations (2)	170.6	45.1	(70.6)	—	145.1
Interest (income) expense, net	(4.1)	(0.6)	15.2	—	10.5
Capital expenditures (3)	283.1	1.1	0.5	—	284.7

	Balance at March 31, 2025
	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Total assets (4)	$11,214.8	$773.3	$1,001.1	$38.4	$13,027.6

	Balance at December 31, 2024
	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Total assets (4)	$10,945.5	$781.9	$1,015.4	$(39.6)	$12,703.2
__________________________________
(1) Other segment (income) expenses, net include General and administrative expenses (excluding depreciation and amortization expenses), Change in fair value of contingent consideration, net, Equity loss in investee, Loss on formation of SBR equity method investment, and Loss on sale of assets.
(2) Income (loss) from operations and Other segment expenses, net within Corporate for the three months ended March 31, 2024 included a $8.7 million reduction of the gain associated with the formation of the SBR equity method investment.
(3) For the three months ended March 31, 2024, the Company’s refining segment included $6.6 million of capital expenditures related to the Renewable Diesel Facility.
(4) As of March 31, 2025 and December 31, 2024, Corporate assets include the Company’s Equity method investment in SBR of $848.9 million and $866.8 million, respectively.

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
The following table sets forth the computation of basic and diluted net income (loss) per share of PBF Energy Class A common stock attributable to PBF Energy for the periods presented:

	Three Months Ended March 31,
(in millions, except share and per share amounts)	2025	2024
Basic Earnings Per Share:
Allocation of earnings:
Net income (loss) attributable to PBF Energy Inc. stockholders	$(401.8)	$106.6
Less: Income allocated to participating securities	—	—
Income (loss) available to PBF Energy Inc. stockholders - basic	$(401.8)	$106.6
Denominator for basic net income (loss) per Class A common share - weighted average shares	113,754,290	119,864,653
Basic net income (loss) attributable to PBF Energy per Class A common share	$(3.53)	$0.89

Diluted Earnings Per Share:
Numerator:
Income (loss) available to PBF Energy Inc. stockholders - basic	$(401.8)	$106.6
Plus: Net income (loss) attributable to noncontrolling interest (1)	(4.1)	0.9
Less: Income tax expense (benefit) (1)	1.0	(0.2)
Numerator for diluted net income (loss) per PBF Energy Class A common share - net income (loss) attributable to PBF Energy Inc. stockholders (1)	$(404.9)	$107.3

Denominator: (1)
Denominator for basic net income (loss) per PBF Energy Class A common share-weighted average shares	113,754,290	119,864,653
Effect of dilutive securities: (2)
Conversion of PBF LLC Series A Units	862,780	862,780
Common stock equivalents	—	3,942,616
Denominator for diluted net income (loss) per PBF Energy Class A common share-adjusted weighted average shares	114,617,070	124,670,049
Diluted net income (loss) attributable to PBF Energy Inc. stockholders per PBF Energy Class A common share	$(3.53)	$0.86
___________________________________________
(1)    The diluted earnings per share calculation generally assumes the conversion of all outstanding PBF LLC Series A Units to PBF Energy Class A common stock. The net income (loss) attributable to PBF Energy used in the numerator of the diluted earnings per share calculation is adjusted to reflect the net income (loss), as well as the corresponding income tax expense (benefit) (based on a 26.0% estimated annualized statutory corporate tax rate for both the three months ended March 31, 2025 and the three months ended March 31, 2024), attributable to the converted units.

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(2)    Represents an adjustment to weighted-average diluted shares outstanding to assume the full exchange of common stock equivalents, including options and warrants for PBF LLC Series A Units and performance share units and options for shares of PBF Energy Class A common stock as calculated under the treasury stock method (to the extent the impact of such exchange would not be anti-dilutive). Common stock equivalents exclude the effects of performance share units and options and warrants to purchase 6,955,541 shares of PBF Energy Class A common stock and PBF LLC Series A Units because they are anti-dilutive for the three months ended March 31, 2025. For periods showing a net loss, all common stock equivalents and unvested restricted stock are considered anti-dilutive.
15. SUBSEQUENT EVENTS
Dividend Declared
On May 1, 2025, PBF Energy announced a dividend of $0.275 per share on outstanding PBF Energy Class A common stock. The dividend is payable on May 29, 2025 to PBF Energy Class A common stockholders of record at the close of business on May 15, 2025.
Insurance Proceeds
In April 2025, the Company received notice that its insurers agreed to pay an unallocated first installment of insurance proceeds of $280.0 million, $250.0 million net to the Company after deductibles and retention. The Company expects to receive the first installment of insurance proceeds in the second quarter of 2025. The Company also expects to be able to negotiate future interim payments on a quarterly basis. The timing and amount of any agreed future interim payments will be dependent on the quantum of actual, covered expenditures and calculated losses.
Sale of Terminal Assets
On April 30, 2025, the Company, through a subsidiary of PBF Logistics LP, entered into an agreement to sell two of its refined product terminal facilities located in Philadelphia, PA and Knoxville, TN for $175 million. The combined assets include 38 storage tanks with approximately 1.9 million barrels of storage capacity, and associated truck racks. The agreement is subject to customary closing conditions and certain regulatory approvals.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the audited financial statements of PBF Energy included in the Annual Report on Form 10-K for the year ended December 31, 2024 and the unaudited financial statements and related notes included in this report. The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs and expected performance. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of a number of factors. We caution that assumptions, expectations, projections, intentions, or beliefs about future events may, and often do, vary from actual results and the differences can be material. Please see “Cautionary Note Regarding Forward-Looking Statements.”
Unless the context indicates otherwise, the terms “we,” “us,” and “our” refer to PBF Energy and its consolidated subsidiaries, including PBF LLC, PBF Holding and its subsidiaries and PBFX and its subsidiaries, and our 50% interest in SBR.

Overview
We are one of the largest independent petroleum refiners and suppliers of unbranded transportation fuels, heating oil, petrochemical feedstocks, lubricants, and other petroleum products in the United States. We sell our products throughout the Northeast, Midwest, Gulf Coast and West Coast of the United States, as well as in other regions of the United States, Canada and Mexico and are able to ship products to other international destinations. We own and operate six domestic oil refineries and related assets and own a 50% interest in the Renewable Diesel Facility through our SBR equity method investment. Our refineries have a combined processing capacity, known as throughput, of approximately 1,000,000 barrels per day (“bpd”), and a weighted-average Nelson Complexity Index of 12.8 based on current operating conditions. The complexity and throughput capacity of our refineries are subject to change dependent upon configuration changes we make to respond to market conditions, as well as a result of investments made to improve our facilities and maintain compliance with environmental and governmental regulations. We operate in two reportable business segments: Refining and Logistics. Our six oil refineries are all engaged in the refining of crude oil and other feedstocks into petroleum products, and represent the Refining segment. PBFX operates certain logistical assets such as crude oil and refined products terminals, pipelines, and storage facilities, which represent the Logistics segment.
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

As of March 31, 2025, PBF Energy owned 115,678,288 PBF LLC Series C Units and our current and former executive officers and directors and certain employees and others held 862,780 PBF LLC Series A Units (we refer to all of the holders of the PBF LLC Series A Units as “the members of PBF LLC other than PBF Energy”). As a result, the holders of our issued and outstanding shares of our PBF Energy Class A common stock have approximately 99.3% of the voting power in us, and the members of PBF LLC other than PBF Energy through their holdings of Class B common stock have approximately 0.7% of the voting power in us (99.3% and 0.7% as of December 31, 2024, respectively).
Recent Developments
On February 1, 2025, a fire occurred at our Martinez refinery, which is owned and operated by Martinez Refinery Company LLC (“MRC”), while the refinery was in the preliminary stages of its previously announced turnaround (the “Martinez fire”). As a result of the fire, the refinery was fully shut down for the remainder of the quarter ended March 31, 2025. Investigations are being conducted by various regulatory agencies, including the California Department of Industrial Relations, the Division of Occupational Safety and the Health (“CalOSHA”), the Bay Area Air District (“BAAD”), the Contra Costa County (“CCC”), the department of Justice (“DOJ”), the U.S. Attorney’s Office (“USAO”) and the Environmental Protection Agency (“EPA”). There are uncertainties around these inquiries and investigations and potential results and consequences, including whether any financial penalties will be assessed or changes to the operations of the Martinez refinery will result therefrom. At this time, the potential liabilities, including regulatory penalties, arising from the incident are unknown, and the full financial impact of this incident cannot reasonably be estimated.
We expect to restart the refinery in two stages. Certain units that were unaffected by the fire, including the crude unit, were restarted in April 2025 and the refinery began producing limited quantities of gasoline, jet fuel, and intermediates at that time. Restart of the remaining units damaged by the fire, which primarily includes the units scheduled for turnaround, is planned to occur during the fourth quarter of 2025. Restart of these units is dependent on factors impacting our ability to effect necessary repairs, including those outside of our control such as regulatory permitting and approvals and the availability of certain critical equipment and components.
We expect the cost of repairs to the fire damaged units and restoring the refinery to full operational status will largely be covered by property insurance, subject to our deductible and retentions totaling $30.0 million. We also have business interruption insurance that contains a 60-day waiting period. This coverage commenced on April 3, 2025. While we expect our insurance coverage will significantly offset the financial impact of the fire, other than for the business interruption waiting period, deductibles and retentions, the timing of insurance proceeds may impact our results, and our cash flow in a given quarter.
Our current expectations with respect to the full restart of the Martinez refinery following the fire, the timing of the restart of certain units damaged by the fire, the throughput of the Martinez refinery during this period, and anticipated costs and insurance recoveries related to the fire are based on information available to us as of the date of this filing, and are preliminary and subject to revision. In addition, neither the total amount nor timing of insurance recoveries is certain.

Factors Affecting Comparability Between Periods
Our results have been affected by the following events, the understanding of which will aid in assessing the comparability of our period to period financial performance and financial condition.
Martinez Fire
During the three months ended March 31, 2025, we recorded operating expenses associated with the Martinez fire that decreased income from operations and net income by $78.1 million and $57.8 million, respectively. There were no such costs in the three months ended March 31, 2024.
Debt and Credit Facilities
Senior Notes
On March 17, 2025, we issued $800.0 million in aggregate principal amount of 9.875% senior unsecured notes due 2030 (the “2030 9.875% Senior Notes”). The net proceeds from this offering were approximately $776.7 million after deducting the initial purchasers’ discount and estimated offering expenses. We used the net proceeds, to repay outstanding borrowings under PBF Holding’s asset-based revolving credit facility (the “Revolving Credit Facility”) and for general corporate purposes.
PBF Holding Revolving Credit Facility
The Revolving Credit Facility matures in August 2028 and has a maximum commitment of $3.5 billion, as stated in the amended and restated asset-based revolving credit agreement (the “Revolving Credit Agreement”). There were $200.00 million outstanding borrowings under the Revolving Credit Facility as of both March 31, 2025 and December 31, 2024.
Transactions with SBR
We and our subsidiaries have various agreements with SBR, primarily related to the sale and purchase of environmental credits and hydrocarbon products. Refer to “Note 5 - Related Party Transactions” of our Notes to Condensed Consolidated Financial Statements for transactions with SBR.
Share Repurchase Program
On December 12, 2022, the Company’s Board of Directors authorized the repurchase of PBF Energy's Class A common stock (as amended from time to time, the “Repurchase Program”). As further approved on February 13, 2024, the Repurchase Program currently allows for repurchases of up to $1.75 billion and has an expiration date of December 2025. During the three months ended March 31, 2025, we did not purchase any shares of PBF Energy’s Class A common stock under the Repurchase Program. During the three months ended March 31, 2024, the Company purchased 2,561,060 shares of PBF Energy’s Class A common stock under the Repurchase Program for $125.0 million, inclusive of commissions paid, through open market transactions. Refer to “Note 7 - Equity” of our Notes to Consolidated Financial Statements, for additional information.
Tax Receivable Agreement
As of March 31, 2025 and December 31, 2024, PBF Energy recognized a liability for the Tax Receivable Agreement of $168.2 million and $293.6 million, respectively, reflecting the estimate of the undiscounted amounts that we expected to pay under the agreement. As of December 31, 2024, $125.4 million of the Tax Receivable Agreement obligation was recorded as a current liability and represented the amount paid in January 2025 related to the 2023 tax year. As future taxable income is recognized, increases in our Tax Receivable Agreement liability may be necessary in conjunction with the revaluation of deferred tax assets.

Results of Operations
The tables below reflect our consolidated financial and operating highlights for the three months ended March 31, 2025 and 2024 (amounts in millions, except per share data). We operate in two reportable business segments: Refining and Logistics. Our oil refineries, excluding the assets operated by PBFX, are all engaged in the refining of crude oil and other feedstocks into petroleum products, and represent the Refining segment. PBFX is an indirect wholly-owned subsidiary of PBF Energy that operates certain logistics assets such as crude oil and refined products terminals, pipelines, and storage facilities. PBFX’s operations represent the Logistics segment. We do not separately discuss our results by individual segments as our Logistics segment did not have any significant third-party revenues and a significant portion of its operating results are eliminated in consolidation.

	Three Months Ended March 31,
	2025	2024
Revenues	$7,066.4	$8,645.6
Cost and expenses:
Cost of products and other	6,587.1	7,597.9
Operating expenses (excluding depreciation and amortization expense as reflected below)	731.8	688.1
Depreciation and amortization expense	167.7	141.4
Cost of sales	7,486.6	8,427.4
General and administrative expenses (excluding depreciation and amortization expense as reflected below)	70.4	63.2
Depreciation and amortization expense	3.6	3.2
Change in fair value of contingent consideration, net	—	(3.3)
Equity loss in investee	17.0	0.8
Loss on formation of SBR equity method investment	—	8.7
Loss on sale of assets	—	0.5
Total cost and expenses	7,577.6	8,500.5
Income (loss) from operations	(511.2)	145.1
Other income (expense):
Interest expense (net of interest income of $4.5 million and $17.8 million, respectively)	(36.9)	(10.5)
Other non-service components of net periodic benefit cost	0.3	0.6
Income (loss) before income taxes	(547.8)	135.2
Income tax (benefit) expense	(141.9)	27.7
Net income (loss)	(405.9)	107.5
Less: net income (loss) attributable to noncontrolling interest	(4.1)	0.9
Net income (loss) attributable to PBF Energy Inc. stockholders	$(401.8)	$106.6
Consolidated gross margin	$(420.2)	$218.2
Gross refining margin (1)	$391.7	$958.3
Net income (loss) available to Class A common stock per share:
Basic	$(3.53)	$0.89
Diluted	$(3.53)	$0.86
_________________________________
(1) See Non-GAAP Financial Measures.

	Three Months Ended March 31,
Operating Highlights	2025	2024
Key Operating Information
Production (bpd in thousands)	732.7	909.5
Crude oil and feedstocks throughput (bpd in thousands)	730.4	897.4
Total crude oil and feedstocks throughput (millions of barrels)	65.7	81.7
Consolidated gross margin per barrel of throughput	$(6.39)	$2.68
Gross refining margin, excluding special items, per barrel of throughput (1)	$5.96	$11.73
Refining operating expense, per barrel of throughput	$10.74	$8.02

Crude and feedstocks (% of total throughput) (2)
Heavy	28%	24%
Medium	36%	44%
Light	22%	16%
Other feedstocks and blends	14%	16%
Total throughput	100%	100%

Yield (% of total throughput)
Gasoline and gasoline blendstocks	48%	48%
Distillates and distillate blendstocks	35%	34%
Lubes	1%	1%
Chemicals	1%	1%
Other	15%	17%
Total yield	100%	101%
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

	Three Months Ended March 31,
(dollars per barrel, except as noted)	2025	2024
Dated Brent crude oil	$75.64	$83.13
West Texas Intermediate (WTI) crude oil	$71.47	$77.01
Light Louisiana Sweet (LLS) crude oil	$74.38	$79.72
Alaska North Slope (ANS) crude oil	$75.83	$81.33
Crack Spreads
Dated Brent (NYH) 2-1-1	$16.89	$21.05
WTI (Chicago) 4-3-1	$13.73	$17.15
LLS (Gulf Coast) 2-1-1	$17.27	$24.46
ANS (West Coast-LA) 4-3-1	$23.09	$29.00
ANS (West Coast-SF) 3-2-1	$25.55	$27.93
Crude Oil Differentials
Dated Brent (foreign) less WTI	$4.18	$6.11
Dated Brent less Maya (heavy, sour)	$10.51	$13.65
Dated Brent less WTS (sour)	$3.86	$5.79
Dated Brent less ASCI (sour)	$3.32	$6.31
WTI less WCS (heavy, sour)	$13.18	$17.57
WTI less Bakken (light, sweet)	$1.74	$2.70
WTI less Syncrude (light, sweet)	$2.69	$3.81
WTI less LLS (light, sweet)	$(2.91)	$(2.70)
WTI less ANS (light, sweet)	$(4.37)	$(4.31)
Effective RIN basket price	$4.75	$3.69
Natural gas (dollars per MMBTU)	$3.87	$2.10
Three Months Ended March 31, 2025 Compared to the Three Months Ended March 31, 2024
Overview— PBF Energy net loss was $405.9 million for the three months ended March 31, 2025 compared to net income of $107.5 million for the three months ended March 31, 2024. Net loss attributable to PBF Energy stockholders was $401.8 million, or $(3.53) per diluted share, for the three months ended March 31, 2025 ($(3.53) per share on a fully-exchanged, fully-diluted basis based on adjusted fully-converted net loss, or $(3.09) per share on a fully-exchanged, fully-diluted basis based on adjusted fully-converted net loss excluding special items, as described below in Non-GAAP Financial Measures), compared to net income attributable to PBF Energy of $106.6 million, or $0.86 per diluted share, for the three months ended March 31, 2024 ($0.86 per share on a fully-exchanged, fully-diluted basis based on adjusted fully-converted net income, or $0.85 per share on a fully-exchanged, fully-diluted basis based on adjusted fully-converted net income excluding special items, as described below in Non-GAAP Financial Measures). The net income (loss) attributable to PBF Energy stockholders represents PBF Energy’s equity interest in PBF LLC’s pre-tax income (loss), less applicable income tax (benefit) expense. PBF Energy’s weighted-average equity interest in PBF LLC was 99.3% for both the three months ended March 31, 2025 and March 31, 2024.

Our results for the three months ended March 31, 2025 were negatively impacted by a special item consisting of expenses associated with the Martinez fire of approximately $78.1 million, or $57.8 million net of tax, partially offset by our share of the adjustment to the SBR lower of cost or market (“LCM”) (“SBR LCM”) inventory reserve of $8.7 million, or $6.4 million net of tax. Our results for the three months ended March 31, 2024 were positively impacted by special items consisting of our share of the adjustment to the SBR LCM inventory reserve of $6.6 million, or $4.9 million net of tax and a change in fair value of the earn-out obligation associated with the acquisition of the Martinez refinery and logistics assets (the “Martinez Contingent Consideration”) of $3.3 million, or $2.4 million net of tax, partially offset by a loss on the formation of the SBR equity method investment of $8.7 million, or $6.4 million net of tax.
Excluding the impact of these special items, when comparing our results to the three months ended March 31, 2024, we experienced an overall decrease in our refining margins due to unfavorable movements in crack spreads and crude oil differentials and lower barrels sold at the majority of our refineries. In addition, the fire that occurred at our Martinez refinery during preliminary turnaround activities, resulted in the temporary shutdown of refinery operations. These decreasing metrics combined with the Martinez fire have negatively impacted our revenues, gross margin, and operating income in comparison to the same period in 2024.
Revenues— Revenues totaled $7.1 billion for the three months ended March 31, 2025 compared to $8.6 billion for the three months ended March 31, 2024, a decrease of approximately $1.5 billion, or 17.4%. Revenues per barrel were $88.33 and $93.98 for the three months ended March 31, 2025 and 2024, respectively, a decrease of 6.0% directly related to lower hydrocarbon commodity prices. For the three months ended March 31, 2025, the total throughput rates at our East Coast, Mid-Continent, Gulf Coast, and West Coast refineries averaged approximately 262,200 bpd, 137,400 bpd, 157,800 bpd and 173,000 bpd, respectively. For the three months ended March 31, 2024, the total throughput rates at our East Coast, Mid-Continent, Gulf Coast, and West Coast refineries averaged approximately 312,700 bpd, 112,300 bpd, 170,800 bpd and 301,600 bpd, respectively. For the three months ended March 31, 2025, total barrels sold at our East Coast, Mid-Continent, Gulf Coast, and West Coast refineries averaged approximately 300,300 bpd, 143,000 bpd, 154,000 bpd and 291,600 bpd, respectively. For the three months ended March 31, 2024, total barrels sold at our East Coast, Mid-Continent, Gulf Coast, and West Coast refineries averaged approximately 368,100 bpd, 125,600 bpd, 168,900 bpd and 348,300 bpd, respectively.
Overall average throughput rates at our refineries were lower in the three months ended March 31, 2025 due to increased maintenance activity and unplanned downtime related to the Martinez fire when compared to the same period in 2024. We plan to continue operating our refineries based on demand and current market conditions. Total refined product barrels sold were higher than throughput rates, reflecting sales from inventory as well as sales and purchases of refined products outside our refineries.
Consolidated gross margin— Consolidated gross margin totaled $(420.2) million for the three months ended March 31, 2025, compared to $218.2 million for the three months ended March 31, 2024, a decrease of approximately $638.4 million. Gross refining margin totaled $391.7 million, or $5.96 per barrel of throughput for the three months ended March 31, 2025 compared to $958.3 million, or $11.73 per barrel of throughput for the three months ended March 31, 2024, a decrease of approximately $566.6 million. Consolidated gross margin and gross refining margin decreased due to unfavorable movements in crack spreads and crude oil differentials and lower barrels sold at the majority of our refineries, coupled with the temporary shutdown of the Martinez refinery operations. During both the three months ended March 31, 2025 and March 31, 2024, our refining margin calculations were not impacted by special items.
Additionally, our results continue to be impacted by significant costs to comply with the RFS. Total RFS compliance costs were $120.0 million for the three months ended March 31, 2025 compared to $129.7 million for the three months ended March 31, 2024.
Average industry margins were unfavorable during the three months ended March 31, 2025 compared to the same period in 2024, primarily due to decreased refining margins as a result of unfavorable supply and demand dynamics that impacted crack spreads.

Favorable movements in benchmark crude differentials typically result in lower crude costs and positively impact our earnings while reductions in these benchmark crude differentials typically result in higher crude costs and negatively impact our earnings.
On the East Coast, the Dated Brent (NYH) 2-1-1 industry crack spread was approximately $16.89 per barrel, or 19.8% lower, in the three months ended March 31, 2025, as compared to $21.05 per barrel in the same period in 2024. Our margins were negatively impacted from our refinery specific slate on the East Coast by weakened Dated Brent/Maya and WTI/Bakken differentials which decreased by $3.14 and $0.96 per barrel, respectively, in comparison to the same period in 2024. The WTI/WCS differential decreased to $13.18 per barrel in the three months ended March 31, 2025 compared to $17.57 in the same period in 2024, which unfavorably impacted our cost of heavy Canadian crude.
Across the Mid-Continent, the WTI (Chicago) 4-3-1 industry crack spread was $13.73 per barrel, or 19.9% lower, in the three months ended March 31, 2025 as compared to $17.15 per barrel in the same period in 2024. Our margins were negatively impacted from our refinery specific slate in the Mid-Continent by weakened WTI/Syncrude and WTI/Bakken differentials, which decreased by $1.12 and $0.96 per barrel, respectively, in comparison to the same period in 2024.
On the Gulf Coast, the LLS (Gulf Coast) 2-1-1 industry crack spread was $17.27 per barrel, or 29.4% lower, in the three months ended March 31, 2025 as compared to $24.46 per barrel in the same period in 2024. Margins on the Gulf Coast were negatively impacted from our refinery specific slate by a weakened WTI/LLS differential, which averaged a premium of $2.91 per barrel for the three months ended March 31, 2025 as compared to a premium of $2.70 per barrel in the same period of 2024.
On the West Coast, the ANS (West Coast) 4-3-1 industry crack spread was $23.09 per barrel, or 20.4% lower, in the three months ended March 31, 2025 as compared to $29.00 per barrel in the same period in 2024. Additionally, the ANS (West Coast) 3-2-1 industry crack spread was $25.55 per barrel, or 8.5% lower, in the three months ended March 31, 2025 as compared to $27.93 per barrel in the same period in 2024. Our margins on the West Coast were negatively impacted from our refinery specific slate by a weakened WTI/ANS differential, which averaged a premium of $4.37 per barrel for the three months ended March 31, 2025 as compared to a premium of $4.31 per barrel in the same period of 2024.
Operating expenses— Operating expenses totaled $731.8 million for the three months ended March 31, 2025 compared to $688.1 million for the three months ended March 31, 2024, an increase of approximately $43.7 million, or 6.4%. Of the total $731.8 million in operating expenses, $706.3 million or $10.74 per barrel of throughput, related to expenses incurred by the Refining segment, while the remaining $25.5 million related to expenses incurred by the Logistics segment ($654.7 million or $8.02 per barrel of throughput, and $33.4 million of operating expenses for the three months ended March 31, 2024 related to the Refining and Logistics segments, respectively). The increase in operating expenses in comparison to the same period in 2024 was mainly attributable to higher maintenance expenses at our Martinez refinery due to the fire incident that took place in February 2025. Additionally, we experienced higher energy costs at certain of our refineries due to an increase in natural gas prices and volumes.
General and administrative expenses— General and administrative expenses totaled $70.4 million for the three months ended March 31, 2025 compared to $63.2 million for the three months ended March 31, 2024, an increase of approximately $7.2 million or 11.4%. The increase in general and administrative expenses in comparison to the same period in 2024 was primarily due to higher employee-related expenses and outside services. General and administrative expenses are comprised of personnel, facilities, and other infrastructure costs necessary to support our refineries and related logistics assets.
Loss on formation of SBR equity method investment— There was a loss of $8.7 million for the three months ended March 31, 2024, associated with a reduction of our gain on formation of the SBR equity method investment.

Equity loss in investee— There was a loss of $17.0 million and $0.8 million for the three months ended March 31, 2025 and March 31, 2024, respectively, related to our equity share of our investment in SBR.
Loss on sale of assets— There was a net loss of $0.5 million for the three months ended March 31, 2024 related primarily to the sale of non-operating refinery assets.
Depreciation and amortization expense— Depreciation and amortization expense totaled $171.3 million for the three months ended March 31, 2025 (including $167.7 million recorded within Cost of sales) compared to $144.6 million for the three months ended March 31, 2024 (including $141.4 million recorded within Cost of sales), an increase of approximately $26.7 million. The increase was a result of a general increase in our fixed asset base due to capital projects and turnarounds completed since the first quarter of 2024.
Change in fair value of contingent consideration, net— Change in fair value of contingent consideration represented a gain of $3.3 million for the three months ended March 31, 2024. This gain was related to changes in the estimated fair value of the Martinez Contingent Consideration. Our final earn-out payment of $18.8 million was paid in full during the second quarter of 2024.
Interest expense, net— Interest expense, net totaled $36.9 million for the three months ended March 31, 2025 compared to $10.5 million for the three months ended March 31, 2024, an increase of approximately $26.4 million. The net increase is mainly attributable to higher interest cost associated with the issuance of the 2030 9.875% Senior Notes in March 2025 and higher outstanding borrowings on our Revolving Credit Facility. Additionally, there was a $13.3 million decrease in interest income earned during the three months ended March 31, 2025 driven by lower interest rates in comparison to the same period in the prior year. For the three months ended March 31, 2025, interest expense includes interest on long-term debt, letter of credit fees associated with the purchase of certain crude oils and the amortization of deferred financing costs.
Income tax (benefit) expense— PBF LLC is organized as a limited liability company and PBFX is a partnership, both of which are treated as “flow-through” entities for federal income tax purposes and therefore are not subject to income tax. However, two subsidiaries of Chalmette Refining and our Canadian subsidiary, PBF Energy Limited Ltd., are treated as C-Corporations for income tax purposes and may incur income taxes with respect to their earnings, as applicable. The members of PBF LLC are required to include their proportionate share of PBF LLC’s taxable income or loss on their respective tax returns. PBF LLC generally makes distributions to its members, per the terms of PBF LLC’s amended and restated limited liability company agreement, related to such taxes, on a pro-rata basis. PBF Energy recognizes an income tax expense or benefit in our Condensed Consolidated Financial Statements based on PBF Energy’s allocable share of PBF LLC’s pre-tax income or loss, which was approximately 99.3% on a weighted-average basis for both the three months ended March 31, 2025 and March 31, 2024. PBF Energy’s Condensed Consolidated Financial Statements do not reflect any benefit or provision for income taxes on the pre-tax income or loss attributable to the noncontrolling interest in PBF LLC (although, as described above, PBF LLC must make tax distributions to all its members on a pro-rata basis). PBF Energy’s effective tax rate, excluding the impact of noncontrolling interest, for the three months ended March 31, 2025 and March 31, 2024 was 26.1% and 20.6%, respectively.

Noncontrolling interest— PBF Energy is the sole managing member of, and has a controlling interest in, PBF LLC. As the sole managing member of PBF LLC, PBF Energy operates and controls all of the business and affairs of PBF LLC and its subsidiaries. PBF Energy consolidates the financial results of PBF LLC and its subsidiaries. With respect to the consolidation of PBF LLC, we record a noncontrolling interest for the economic interest in PBF LLC held by members other than PBF Energy, and with respect to the consolidation of PBF Holding, we record a 20% noncontrolling interest for the ownership interests in two subsidiaries of Chalmette Refining held by a third party. The total noncontrolling interest on the Condensed Consolidated Statements of Operations represents the portion of the Company’s earnings or loss attributable to the economic interests held by members of PBF LLC other than PBF Energy and by the third-party stockholders of certain of Chalmette Refining’s subsidiaries. The total noncontrolling interest on the Condensed Consolidated Balance Sheets represents the portion of the Company’s net assets attributable to the economic interests held by the members of PBF LLC other than PBF Energy and by the third-party stockholders of the two Chalmette Refining subsidiaries. PBF Energy’s weighted-average equity noncontrolling interest ownership percentage in PBF LLC for both the three months ended March 31, 2025 and March 31, 2024 was approximately 0.7%. The carrying amount of the noncontrolling interest on our Condensed Consolidated Balance Sheets attributable to the noncontrolling interest is not equal to the noncontrolling interest ownership percentage due to the effect of income taxes and related agreements that pertain solely to PBF Energy.

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
Special Items
The Non-GAAP measures presented include Adjusted Fully-Converted Net Income (Loss) excluding special items, gross refining margin excluding special items, EBITDA excluding special items, and net debt to capitalization ratio excluding special items. Special items for the periods presented relate to our share of the SBR LCM inventory adjustment, expenses associated with the Martinez fire, net changes in fair value of contingent consideration, and loss on the formation of the SBR equity method investment. See “Notes to Non-GAAP Financial Measures” below for more details on all special items disclosed. Although we believe that Non-GAAP financial measures, excluding the impact of special items, provide useful supplemental information to investors regarding the results and performance of our business and allow for helpful period-over-period comparisons, such Non-GAAP measures should only be considered as a supplement to, and not as a substitute for, or superior to, the financial measures prepared in accordance with GAAP.
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

The following table reconciles PBF Energy’s Adjusted Fully-Converted results with its results presented in accordance with GAAP for the three months ended March 31, 2025 and 2024 (in millions, except share and per share amounts):

	Three Months Ended March 31,
	2025	2024
Net income (loss) attributable to PBF Energy Inc. stockholders	$(401.8)	$106.6
Less: Income allocated to participating securities	—	—
Income (loss) available to PBF Energy Inc. stockholders - basic	(401.8)	106.6
Add: Net income (loss) attributable to noncontrolling interest (1)	(4.1)	0.9
Less: Income tax benefit (expense) (2)	1.0	(0.2)
Adjusted fully-converted net income (loss)	$(404.9)	$107.3
Special Items: (3)
Add: LCM inventory adjustment - SBR	(8.7)	(6.6)
Add: Martinez refinery fire expenses	78.1	—
Add: Change in fair value of contingent consideration, net	—	(3.3)
Add: Loss on formation of SBR equity method investment	—	8.7
Add: Recomputed income tax on special items	(18.1)	0.3
Adjusted fully-converted net income (loss) excluding special items	$(353.6)	$106.4
Weighted-average shares outstanding of PBF Energy Inc.	113,754,290	119,864,653
Conversion of PBF LLC Series A Units (4)	862,780	862,780
Common stock equivalents (5)	—	3,942,616
Fully-converted shares outstanding-diluted	114,617,070	124,670,049
Diluted net income (loss) per share	$(3.53)	$0.86
Adjusted fully-converted net income (loss) per fully exchanged, fully diluted shares outstanding (5)	$(3.53)	$0.86
Adjusted fully-converted net income (loss) excluding special items per fully exchanged, fully diluted shares outstanding (3) (5)	$(3.09)	$0.85
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
The following table presents our GAAP calculation of gross margin and a reconciliation of gross refining margin to the most directly comparable GAAP financial measure, consolidated gross margin, on a historical basis, as applicable, for each of the periods indicated (in millions, except per barrel amounts):

	Three Months Ended March 31,
	2025		2024
	$	per barrel of throughput	$	per barrel of throughput
Calculation of consolidated gross margin:
Revenues	$7,066.4	$107.50	$8,645.6	$105.86
Less: Cost of sales	7,486.6	113.89	8,427.4	103.18
Consolidated gross margin	$(420.2)	$(6.39)	$218.2	$2.68
Reconciliation of consolidated gross margin to gross refining margin and gross refining margin excluding special items:
Consolidated gross margin	$(420.2)	$(6.39)	$218.2	$2.68
Add: Logistics operating expense	29.8	0.46	37.7	0.46
Add: Logistics depreciation expense	9.1	0.14	9.1	0.11
Less: Logistics gross margin	(91.9)	(1.40)	(93.7)	(1.16)
Add: Refining operating expense	706.3	10.74	654.7	8.02
Add: Refining depreciation expense	158.6	2.41	132.3	1.62
Gross refining margin	$391.7	$5.96	$958.3	$11.73
Gross refining margin excluding special items	$391.7	$5.96	$958.3	$11.73
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
EBITDA, EBITDA excluding special items and Adjusted EBITDA are not presentations made in accordance with GAAP and our computation of EBITDA, EBITDA excluding special items and Adjusted EBITDA may vary from others in our industry. In addition, Adjusted EBITDA contains some, but not all, adjustments that are taken into account in the calculation of the components of various covenants in the agreements governing our senior notes and other credit facilities. EBITDA, EBITDA excluding special items and Adjusted EBITDA should not be considered as alternatives to income from operations or net income as measures of operating performance. In addition, EBITDA, EBITDA excluding special items and Adjusted EBITDA are not presented as, and should not be considered, an alternative to cash flows from operations as a measure of liquidity. Adjusted EBITDA is defined as EBITDA before adjustments for items such as stock-based compensation expense, our share of the SBR LCM inventory adjustment, expenses associated with the Martinez fire, net change in the fair value of contingent consideration, loss on the formation of the SBR equity method investment, and certain other non-cash items. Other companies, including other companies in our industry, may calculate EBITDA, EBITDA excluding special items and Adjusted EBITDA differently than we do, limiting their usefulness as comparative measures. EBITDA, EBITDA excluding special items and Adjusted EBITDA also have limitations as analytical tools and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of these limitations include that EBITDA, EBITDA excluding special items and Adjusted EBITDA:
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

The following tables reconcile net income (loss) as reflected in PBF Energy’s results of operations to EBITDA, EBITDA excluding special items and Adjusted EBITDA for the periods presented (in millions):

	Three Months Ended March 31,

	2025	2024
Net income (loss)	$(405.9)	$107.5
Add: Depreciation and amortization expense	171.3	144.6
Add: Interest expense, net	36.9	10.5
Add: Income tax (benefit) expense	(141.9)	27.7
EBITDA	$(339.6)	$290.3
Special Items (3)
Add: LCM inventory adjustment - SBR	(8.7)	(6.6)
Add: Martinez refinery fire expenses	78.1	—
Add: Change in fair value of contingent consideration, net	—	(3.3)
Add: Loss on formation of SBR equity method investment	—	8.7
EBITDA excluding special items	$(270.2)	$289.1

Reconciliation of EBITDA to Adjusted EBITDA:
EBITDA	$(339.6)	$290.3
Add: Stock-based compensation	11.4	12.4
Special Items: (3)
Add: LCM inventory adjustment - SBR	(8.7)	(6.6)
Add: Martinez refinery fire expenses	78.1	—
Add: Change in fair value of contingent consideration, net	—	(3.3)
Add: Loss on formation of SBR equity method investment	—	8.7
Adjusted EBITDA	$(258.8)	$301.5
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

	March 31, 2025	December 31, 2024
Balance Sheet Data:
Cash and cash equivalents	$468.6	$536.1
Inventories	2,890.8	2,595.3
Total assets	13,027.6	12,703.2
Total debt	2,237.0	1,457.3
Net debt	1,768.4	921.2
Total equity	5,245.0	5,678.6
Total equity excluding special items (6)	4,304.5	4,686.8
Total capitalization	$7,482.0	$7,135.9

Total debt to capitalization ratio	30%	20%
Total debt to capitalization ratio, excluding special items (6)	34%	24%
Net debt to capitalization ratio	25%	14%
Net debt to capitalization ratio, excluding special items (6)	29%	16%
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
(2)    Represents an adjustment to reflect PBF Energy’s estimated annualized statutory corporate tax rate of approximately 26.0% for both the 2025 and 2024 periods, applied to net income (loss) attributable to noncontrolling interest for all periods presented. The adjustment assumes the full exchange of existing PBF LLC Series A Units as described in (1) above.
(3)    Special items:
SBR LCM inventory adjustment - The LCM adjustment is a GAAP requirement related to inventory valuation that mandates inventory to be stated at the lower of cost or market. During the three months ended March 31, 2025 and March 31, 2024, SBR recorded adjustments to the LCM which increased its income from operations by $17.4 million and $13.2 million, respectively. Our Equity loss in investee includes our 50% share of these adjustments. For the three months ended March 31, 2025 and March 31, 2024, these LCM adjustments increased our income from operations by $8.7 million and $6.6 million, respectively ($6.4 million and $4.9 million, respectively, net of tax).
Martinez refinery fire expenses - During the three months ended March 31, 2025, we recorded operating expenses associated with the Martinez fire that decreased income from operations and net income by $78.1 million and $57.8 million, respectively. There were no such costs in the three months ended March 31, 2024.
Change in fair value of contingent consideration, net - There was no change in the fair value of the Martinez Contingent Consideration during the three months ended March 31, 2025 as the final earn-out payment of $18.8 million was paid in full during the second quarter of 2024. During the three months ended March 31, 2024, we recorded a change in fair value of the Martinez Contingent Consideration, which increased income from operations and net income by $3.3 million and $2.4 million, respectively.
Loss on formation of SBR equity method investment - During the three months ended March 31, 2024, we recorded a reduction of our gain associated with the formation of the SBR equity method investment, which decreased income from operations and net income by $8.7 million and $6.4 million, respectively. There was no such loss during the three months ended March 31, 2025.
Recomputed income tax on special items - The income tax impact on these special items is calculated using the tax rates shown in (2) above.
(4)    Represents an adjustment to weighted-average diluted shares outstanding to assume the full exchange of existing PBF LLC Series A Units as described in (1) above.
(5)    Represents weighted-average diluted shares outstanding assuming the conversion of all common stock equivalents, including options and warrants for PBF LLC Series A Units and performance share units and options for shares of PBF Energy Class A common stock as calculated under the treasury stock method (to the extent the impact of such exchange would not be anti-dilutive) for the three months ended March 31, 2025 and 2024, respectively. Common stock equivalents exclude the effects of performance share units and options and warrants to purchase 6,955,541 shares of PBF Energy Class A common stock and PBF LLC Series A Units because they are anti-dilutive for the three months ended March 31, 2025. For periods showing a net loss, all common stock equivalents and unvested restricted stock are considered anti-dilutive.

(6)    Total Equity excluding special items is calculated in the table below:

(in millions)	March 31, 2025	December 31, 2024
Total equity	$5,245.0	$5,678.6
Special Items (Note 3)
Add: LCM inventory adjustment - SBR	11.1	19.8
Add: Martinez refinery fire expenses	78.1	—
Add: Change in fair value of contingent consideration, net	(62.1)	(62.1)
Add: Gain on formation of SBR equity method investment	(916.4)	(916.4)
Add: Cumulative historical equity adjustments (a)	(369.4)	(369.4)
Less: Recomputed income tax on special items	318.2	336.3
Net impact of special items	(940.5)	(991.8)
Total equity excluding special items	$4,304.5	$4,686.8
——————————
(a) Refer to the Company’s 2024 Annual Report on Form 10-K (“Notes to Non-GAAP Financial Measures” within Management’s Discussion and Analysis of Financial Condition and Results of Operations) for a listing of special items included in cumulative historical equity adjustments prior to 2025.

Liquidity and Capital Resources
Overview
Our primary sources of liquidity are our cash flows from operations, cash and cash equivalents and borrowing availability under our credit facility, as described below. We believe that our cash flows from operations and available capital resources will be sufficient to meet our and our subsidiaries’ capital expenditures, working capital needs, dividend payments, debt service requirements, share repurchases under our share repurchase program, as well as PBF Energy’s obligations under the Tax Receivable Agreement, for the next twelve months. However, our ability to generate sufficient cash flow from operations depends, in part, on petroleum oil market pricing and general economic, political, and other factors beyond our control. As of March 31, 2025, we are in compliance with all covenants, including financial covenants, in all our debt agreements.
Cash Flow Analysis
Cash Flows from Operating Activities
Net cash used in operating activities was $661.4 million for the three months ended March 31, 2025 compared to net cash provided by operating activities of $15.8 million for the three months ended March 31, 2024. Our operating cash flows for the three months ended March 31, 2025 included our net loss of $405.9 million, net changes in operating assets and liabilities reflecting uses of cash of $329.8 million, primarily driven by the timing of inventory purchases and payments made under the Tax Receivable Agreement, and deferred income taxes of $142.4 million, partially offset by depreciation and amortization of $175.2 million, loss from equity method investment of $17.0 million, pension and other post-retirement benefits costs of $13.1 million, and stock-based compensation of $11.4 million. Our operating cash flows for the three months ended March 31, 2024 included our net income of $107.5 million, depreciation and amortization of $148.5 million, pension and other post-retirement benefits costs of $13.0 million, stock-based compensation of $12.4 million, a loss on formation of the SBR equity method investment of $8.7 million, deferred income taxes of $5.2 million, loss from equity method investment of $0.8 million, and loss on sale of assets of $0.5 million, partially offset by a net change in fair value of the Martinez Contingent Consideration of $3.3 million. In addition, net changes in operating assets and liabilities reflected uses of cash of $277.5 million primarily driven by the timing of payments for accrued expenses, accounts payable, and payments made under the Tax Receivable Agreement.
Cash Flows from Investing Activities
Net cash used in investing activities was $217.5 million for the three months ended March 31, 2025 compared to net cash used in investing activities of $284.4 million for the three months ended March 31, 2024. The net cash flows used in investing activities for the three months ended March 31, 2025 was comprised of cash outflows for capital expenditures totaling $111.0 million, expenditures for refinery turnarounds of $92.7 million, and expenditures for other assets of $14.6 million, partially offset by a return of capital from our equity method investee of $0.8 million. The net cash used in investing activities for the three months ended March 31, 2024 was comprised of cash outflows of capital expenditures totaling $139.6 million, expenditures for refinery turnarounds of $140.6 million, and expenditures for other assets of $4.5 million, partially offset by return of capital from our equity method investee of $0.3 million.

Cash Flows from Financing Activities
Net cash provided by financing activities was $811.4 million for the three months ended March 31, 2025 compared to net cash used in financing activities of $73.4 million for the three months ended March 31, 2024. For the three months ended March 31, 2025, net cash provided by financing activities consisted of cash proceeds of $788.5 million from the issuance of the 2030 9.875% Senior Notes and proceeds from insurance premium financing of $100.7 million, partially offset by dividends and distributions of $31.5 million, payments of insurance premium financing of $26.6 million, deferred financing costs and other of $12.0 million, transactions made in connection with stock-based compensation plans of $4.7 million, and payments on finance leases of $3.0 million. Additionally, during the three months ended March 31, 2025, we borrowed and repaid $1,150.0 million under our Revolving Credit Facility resulting in no net change to amounts outstanding for the three months ended March 31, 2025. For the three months ended March 31, 2024, net cash used in financing activities consisted of share repurchases of PBF Energy’s Class A Common stock of $125.0 million, dividends and distributions of $30.5 million, payments on finance leases of $3.0 million, and deferred financing costs and other of $0.1 million, partially offset by cash proceeds from insurance premium financing of $78.2 million and transactions made in connection with stock-based compensation plans of $7.0 million.
Debt and Credit Facility
2030 9.875% Senior Notes Issuance
On March 17, 2025, we issued $800.0 million in aggregate principal amount of the 2030 9.875% Senior Notes. The net proceeds from this offering were approximately $776.7 million after deducting the initial purchasers’ discount and estimated offering expenses. We used the net proceeds, together with cash on hand, to repay outstanding borrowings under the Revolving Credit Facility and for general corporate purposes.
Liquidity
As of March 31, 2025, our operational liquidity was approximately $2.4 billion (approximately $2.4 billion as of December 31, 2024), which consists of over $400.0 million of cash, and approximately $2.0 billion of borrowing availability under our Revolving Credit Facility, which includes our cash on hand.
As of March 31, 2025, outstanding letters of credit totaled approximately $166.8 million.
We may incur additional indebtedness in the future, including secured indebtedness, subject to the satisfaction of any debt incurrence and, if applicable, lien incurrence limitation covenants in our existing financing agreements. Although we were in compliance with incurrence covenants during the three months ended March 31, 2025, there are no assurances in the future that we will be able to meet these incurrence covenants at the time we are required to do so. Failure to meet the incurrence covenants could impose certain incremental restrictions on, among other matters, our ability to incur new debt (including secured debt) and also may limit the extent to which we may pay future dividends, make acquisitions or investments, repurchase our outstanding debt or stock or incur new liens.
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

Working Capital
Our working capital at March 31, 2025 was $1,092.4 million, consisting of $4,862.1 million in total current assets and $3,769.7 million in total current liabilities. Our working capital at December 31, 2024 was $917.8 million, consisting of $4,543.9 million in total current assets and $3,626.1 million in total current liabilities.
Capital Spending
Capital spending was $218.3 million for the three months ended March 31, 2025 and was primarily comprised of annual maintenance and turnaround costs at the majority of our refineries. Capital spending also included costs associated with safety related enhancements and facility improvements at our refineries and logistics assets. Excluding costs associated with the rebuild of units damaged by the Martinez fire, we currently expect to spend an aggregate of approximately $750.0 million to $775.0 million during full-year 2025 for facility improvements and refinery maintenance and turnarounds, as well as expenditures to meet environmental, regulatory and safety requirements.
Martinez Fire
We expect the cost of repairs to the fire damaged units and restoring the refinery to full operational status will largely be covered by property insurance, subject to our deductible and retentions totaling $30.0 million. We also have business interruption insurance that contains a 60-day waiting period. This coverage commenced on April 3, 2025. While we expect our insurance coverage will significantly offset the financial impact of the fire, other than for the business interruption waiting period, deductibles and retentions, the timing of insurance proceeds may impact our results and our cash flow in a given quarter.
In April 2025, we received notice that our insurers agreed to pay us an unallocated first installment of insurance proceeds of $280.0 million, $250.0 million net after deductibles and retention. We expect to receive the first installment of insurance proceeds in the second quarter of 2025. We also expect to be able to negotiate future interim payments on a quarterly basis. The timing and amount of any agreed future interim payments will be dependent on the quantum of actual, covered expenditures and calculated losses.
Sale of Terminal Assets
On April 30, 2025, we, through a subsidiary of PBF Logistics LP, entered into an agreement to sell two of our refined product terminal facilities located in Philadelphia, PA and Knoxville, TN for $175 million. The combined assets include 38 storage tanks with approximately 1.9 million barrels of storage capacity, and associated truck racks. The agreement is subject to customary closing conditions and certain regulatory approvals.
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

Tax Receivable Agreement Obligation
PBF Energy has recognized, as of March 31, 2025 and December 31, 2024, a liability for the Tax Receivable Agreement of $168.2 million and $293.6 million, respectively, reflecting the estimated undiscounted amounts that PBF Energy expects to pay under the agreement, net of any deferred tax asset valuation allowance recognized in accordance with Accounting Standards Codification (“ASC”) 740, Income Taxes. As of December 31, 2024, $125.4 million of the Tax Receivable Agreement obligation was recorded as a current liability and represented the amount paid in January 2025 related to the 2023 tax year. As future taxable income is recorded, increases in PBF Energy’s Tax Receivable Agreement liability may be necessary in conjunction with the revaluation of deferred tax assets. If PBF Energy does not have taxable income, PBF Energy generally is not required (absent a change of control or circumstances requiring an early termination payment) to make payments under the Tax Receivable Agreement for that taxable year because no benefit will have been actually realized. However, any tax benefits that do not result in realized benefits in a given tax year will likely generate tax attributes that may be utilized to generate benefits in previous or future tax years. The utilization of such tax attributes will result in payments under the Tax Receivable Agreement.
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
Dividends and Distributions
PBF Energy
On May 1, 2025, PBF Energy announced a dividend of $0.275 per share on outstanding PBF Energy Class A common stock. The dividend is payable on May 29, 2025 to PBF Energy Class A common stockholders of record at the close of business on May 15, 2025. PBF LLC intends to make pro-rata distributions of approximately $32.0 million, or $0.275 per unit to its members, including PBF Energy, which in turn intends to use this distribution to fund the dividend payments to the shareholders of PBF Energy.
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
At March 31, 2025 and December 31, 2024, we had gross open commodity derivative contracts representing 25.3 million barrels and 18.6 million barrels, respectively, with an unrealized net loss of $4.7 million and net gain of $2.0 million, respectively. The open commodity derivative contracts as of March 31, 2025 expire at various times during 2025.
We carry inventories of crude oil, intermediates, and refined products (“hydrocarbon inventories”) on our Condensed Consolidated Balance Sheets, the values of which are subject to fluctuations in market prices. Our hydrocarbon inventories totaled approximately 34.1 million barrels and 30.2 million barrels at March 31, 2025 and December 31, 2024, respectively. The average cost of our hydrocarbon inventories was approximately $79.69 and $80.46 per barrel on a last-in, first-out (“LIFO”) basis at March 31, 2025 and December 31, 2024, respectively. At March 31, 2025 and December 31, 2024, the replacement value of inventory exceeded the LIFO carrying value. If market prices of our inventory decline to a level below our average cost, we may be required to write down the carrying value of our hydrocarbon inventories to market.
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
Interest Rate Risk
The maximum commitment under our Revolving Credit Facility is $3.5 billion. Borrowings under the Revolving Credit Facility bear interest either at the Alternative Base Rate plus the Applicable Margin or at the Term SOFR plus the Applicable Margin, all as defined in the Revolving Credit Agreement. At March 31, 2025, we had $200.0 million outstanding balance in variable interest debt. If this facility were fully drawn, a 1.0% change in the interest rate would increase or decrease our interest expense by approximately $23.5 million annually.
Credit Risk
We are subject to risk of losses resulting from nonpayment or nonperformance by our counterparties. We continue to closely monitor the creditworthiness of customers to whom we grant credit and establish credit limits in accordance with our credit policy.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We conducted evaluations, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”)) as of March 31, 2025. Based upon these evaluations, as required by Exchange Act Rule 13a-15(b), the principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective as of March 31, 2025.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal controls over financial reporting during the quarter ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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
On November 24, 2022, the Martinez refinery experienced a catalyst release that is currently being investigated by the BAAD, the CCC, the DOJ, the USAO, and the EPA, and the California Department of Fish and Game (“DFG”). To date, the BAAD has issued 35 NOVs, the CCC has issued two NOVs, and the DFG has made findings relating to the catalyst incident. On July 11, 2023 and October 6, 2023, the Martinez refinery experienced unintentional releases of petroleum coke dust and received inquiries or notices of investigation from the BAAD, the CalOSHA, the CCC, and the EPA. The BAAD also issued NOVs relating to the July 11, 2023 coke dust incident and NOVs relating to the October 6, 2023 coke dust incident. On December 15, 2023, the Martinez refinery experienced an unexpected flaring incident, and subsequently on December 18, 2023 a brush fire incident, and has received inquiries or notices of investigation from the BAAD, the CalOSHA, and the CCC. The BAAD additionally issued NOVs relating to the December 15, 2023 flaring incident and NOVs relating to the December 18, 2023 brush fire incident. The DFG, the CCC, and the BAAD have referred their findings and/or NOVs to the CCC District Attorney for the catalyst incident and various other incidents. On November 16, 2023, the CCC District Attorney and the BAAD announced a joint civil enforcement action against MRC that will include enforcement of the BAAD’s, the CCC’s, and the DFG’s claims from the catalyst incident, as well as additional enforcement claims from various incidents. For the catalyst, coke dust, flaring, brush fire, and other incidents, no penalties have been assessed to date by the various agencies but there have been settlement communications with the CCC District Attorney and the BAAD. We presently believe the outcomes will not have a material impact on our financial position, results of operations, or cash flows.
In connection with a fire that occurred at the Martinez refinery on February 1, 2025, investigations are being conducted by various regulatory agencies, including the CalOSHA, the BAAD, the CCC, the DOJ, the USAO, and the EPA. There are uncertainties around these inquiries and investigations and potential results and consequences, including whether any financial penalties will be assessed or changes to the operations of the Martinez refinery will result therefrom. At this time, the potential liabilities, including regulatory penalties, arising from the incident are unknown, and the full financial impact of this incident cannot reasonably be estimated.

On February 17, 2017, in Arnold Goldstein, et al. v. Exxon Mobil Corporation, et al., we and PBF LLC, and our subsidiaries, PBF Energy Western Region LLC (“PBF Western Region”) and Torrance Refining Company LLC and the manager of our Torrance refinery along with ExxonMobil were named as defendants in a class action and representative action complaint. The complaint was filed in the Superior Court of the State of California, County of Los Angeles and alleges negligence, strict liability, ultra-hazardous activity, a continuing private nuisance, a permanent private nuisance, a continuing public nuisance, a permanent public nuisance and trespass resulting from the February 18, 2015 electrostatic precipitator (“ESP”) explosion at the Torrance refinery which was then owned and operated by ExxonMobil. The operation of the Torrance refinery by the PBF entities subsequent to our acquisition in July 2016 is also referenced in the complaint. To the extent that plaintiffs’ claims relate to the ESP explosion, ExxonMobil retained responsibility for any liabilities that would arise from the lawsuit pursuant to the agreement relating to the acquisition of the Torrance refinery. On July 2, 2018, the Court granted leave to plaintiffs to file a Second Amended Complaint alleging groundwater contamination. With the filing of the Second Amended Complaint, plaintiffs added an additional plaintiff, Hany Youssef. On October 15, 2019, the judge granted certification to two limited classes of property owners with Youssef as the sole class representative and named plaintiff, rejecting two other proposed subclasses based on negligence and on strict liability for ultrahazardous activities. The certified subclasses relate to trespass claims for ground contamination and nuisance for air emissions. On May 5, 2021, the Court granted plaintiffs leave to amend their complaint for the third time to substitute Navarro for Youssef. On July 5, 2022, the Court issued a final order ruling that plaintiffs’ Motion to Substitute Navarro as Class Representative was denied and decertifying both of plaintiffs’ proposed Air and Ground Subclasses. The order provided that the case will proceed with Navarro as the sole plaintiff. On September 22, 2022, the Ninth Circuit Court of Appeals affirmed. On February 27, 2023, the Court issued an order granting our motion for judgment on the pleadings and dismissed plaintiff’s trespass claim with prejudice and granted plaintiff leave to amend his nuisance claims in conformity with the order if he can do so consistent with Rule 11 of the Federal Rules of Civil Procedures. On March 27, 2023, plaintiff filed a Fourth Amended Complaint relating to the remaining nuisance claims. On May 23, 2023, the Court denied our motion to dismiss on the pleadings for plaintiff’s failure to establish standing to bring the nuisance claims. After completing further discovery, on August 28, 2023, we filed a Motion for Summary Judgment. On October 18, 2023, the Court issued an order granting our motion, adjudged that plaintiff take nothing, and that the action be dismissed with prejudice. The order also allows us to recover the costs of suit pursuant to a bill of costs. On October 30, 2023, plaintiff filed a notice of appeal to the Ninth Circuit regarding the Court’s order granting summary judgment. The Court granted plaintiff extensions of approximately 90 days to file his opening brief, which was filed on May 27, 2024. After being granted a similar 90-day extension, we filed our answering brief on September 25, 2024. Plaintiff filed his reply brief on January 21, 2025. The Ninth Circuit held oral argument on plaintiff’s appeal for March 24, 2025, and took the parties briefs and arguments under submission. On April 14, 2025, the Ninth Circuit issued its ruling and reversed the Court’s dismissal on the pleadings of plaintiff’s individual trespass claim and vacated its decertification of the Ground Subclass for reconsideration. The Ninth Circuit, however, affirmed the Court’s grant of summary judgment as to plaintiff’s individual nuisance claims, and as a result, it did not reach Navarro’s appeal of the decertification of the Air Subclass because Navarro’s nuisance claim is dismissed. We expect to file a petition for reconsideration of the Ninth Circuit’s ruling by May 5, 2025. We presently believe the outcome of this litigation will not have a material impact on our financial position, results of operations, or cash flows.

On August 16, 2023, in Joseph Piscitelli and Lara Zanzucchi v. Martinez Refining Company LLC, our subsidiary MRC was named as a defendant in a class action and representative action complaint which contains allegations of public and private nuisance, trespass, and negligence arising from MRC’s operations. MRC filed its answer to the complaint on October 31, 2023. The initial Court hearing to discuss discovery issues was held on January 2, 2024. At the hearing, the Court raised the issue of mediation and directed the parties to meet and confer and agree to stipulate to a mediation deadline. On January 9, 2024, the parties filed a stipulation agreeing to consider private mediation by September 20, 2024. On January 17, 2024, the Court issued a scheduling order setting the class certification hearing for April 10, 2025. On April 4, 2024, the Court granted plaintiffs’ motion for leave to file a First Amendment Complaint (the “Piscitelli FAC”) to add plaintiff Malan and dismiss plaintiff Zanzucchi, which plaintiffs filed on April 10, 2024. On the same day, the Court granted plaintiffs’ motion. MRC filed its answer to the Piscitelli FAC on April 23, 2024. On June 17, 2024, the Court granted plaintiffs’ motion to dismiss plaintiff Piscitelli. On December 20, 2024, plaintiffs’ filed their motion for class certification. MRC’s opposition to the motion was filed on February 14, 2025. On February 21, 2025, the Piscitelli, Cruz, and Frye judges issued an order for the parties to meet and confer and file a list of common core issues. On March 7, 2025, the Piscitelli plaintiffs’ filed their reply to MRC’s opposition to the class certification motion. On March 19, 2025, the Piscitelli, Cruz, and Frye plaintiffs and MRC filed their list of common core issues. On April 10, 2025, the hearing on the Piscitelli plaintiffs’ motion for class certification was held. The Court took the parties’ arguments and briefs under submission. On April 15, 2025, the Court related the Piscitelli, Cruz, Frye, Saliba, Silvestri, and Manning cases under it for coordination of common core issues in the cases. We presently believe the outcome will not have a material impact on our financial position, results of operations, or cash flows.
On December 15, 2023, in Alena Cruz and Shannon Payne vs. PBF Energy Inc., et. al, we and our subsidiaries PBF Western Region and MRC were named as defendants in a class action and representative action complaint filed by Alena Cruz and Shannon Payne, and on behalf of all others similarly situated. The complaint contains allegations of Clean Air Act (“CAA”) violations, claims for medical and environmental monitoring, liability for ultrahazardous activities, negligence, and public and private nuisance from MRC’s operations. The proposed class is all individuals who reside and/or work in the City of Martinez, including the surrounding communities of Alhambra Valley and Franklin Canyon, as well as El Sobrante, Hercules, Benicia, and Richmond, who have allegedly been exposed to elevated levels of spent catalyst discharged from MRC’s operations during the period November 24, 2022 to the present. On December 21, 2023, plaintiffs granted an extension until February 5, 2024 for MRC to respond to the initial complaint. On February 5, 2024, MRC filed a motion to dismiss on the pleadings. In response, on February 16, 2024, plaintiffs filed a First Amendment Complaint (the “Cruz FAC”). On February 29, 2024, MRC filed a motion to dismiss the Cruz FAC on the pleadings. Plaintiffs’ opposition was filed on March 14, 2024. MRC filed its reply to plaintiffs’ opposition on March 21, 2024. At the motion hearing on April 4, 2024, the Court granted MRC’s request to dismiss all wrongly named PBF entities and plaintiffs’ CAA and Medical Monitoring causes of action. The Court ordered the Cruz and Piscitelli plaintiffs to meet and confer on a joint discovery schedule and report back to the Court by the end of April 2024. On May 17, 2024, MRC filed its answer to the Cruz FAC. On June 5, 2024, the Court stayed the case, pending the outcome of the class property damage claim in the Piscitelli case. On January 23, 2025, the Court issued an order setting a joint status conference for February 5, 2025 before the Piscitelli, Cruz, and Frye Judges. On February 21, 2025, the Piscitelli, Cruz, and Frye judges issued an order for the parties to meet and confer and file a list of common issues. On March 19, 2025, the parties filed their list of common issues. On April 15, 2025, the Piscitelli Court related the Piscitelli, Cruz, Frye, Saliba, Silvestri, and Manning cases under it for coordination of common core issues in the cases. We presently believe the outcome will not have a material impact on our financial position, results of operations, or cash flows.

On July 31, 2024, in Jennifer Frye, et al. v. Martinez Refining Company LLC, MRC was named as a defendant in a complaint filed by 18 individuals which contains allegations of negligence, public and private nuisance, premise liability, trespass, and strict liability ultrahazardous activities. On October 7, 2024, MRC filed a motion to dismiss the complaint. Plaintiffs’ opposition brief to MRC’s motion to dismiss was filed on November 11, 2024, and MRC filed its reply brief on November 22, 2024. The motion hearing scheduled for December 10, 2024 was vacated by the Court. On December 17, 2024, the Court issued its ruling partially dismissing some of plaintiffs’ claims. On January 3, 2025, Plaintiffs filed a First Amended Complaint (the “Frye FAC”). On January 17, 2025, MRC filed its answer to the Frye FAC. On January 23, 2025, the Court issued an order setting a joint status conference for February 5, 2025 before the Piscitelli, Cruz, and Frye Judges. On February 21, 2025, the Piscitelli, Cruz, and Frye judges issued an order for the parties to meet and confer and file a list of common issues. On March 19, 2025, the parties filed their list of common issues. On April 15, 2025, the Piscitelli Court related the Piscitelli, Cruz, Frye, Saliba, Silvestri, and Manning cases under it for coordination of common core issues in the cases. We presently believe the outcome will not have a material impact on our financial position, results of operations, or cash flows.
On November 25, 2024, in Alice Saliba, et al. v. Martinez Refining Company LLC, MRC was named as a defendant in a complaint filed by 285 individuals which contains allegations of negligence, public and private nuisance, premise liability, trespass, and strict liability ultrahazardous activities. The plaintiffs are represented by the same law firm representing the Frye, Silvestri, and Manning plaintiffs. MRC received an extension to file its answer to the complaint, which was filed on March 14, 2025. On April 4, 2025, the plaintiffs filed a motion to strike the affirmative defenses in MRC’s answer. MRC filed its opposition on April 30, 2025. The plaintiffs’ reply is due May 8, 2025. On April 15, 2025, the Piscitelli Court related the Piscitelli, Cruz, Frye, Saliba, Silvestri, and Manning cases under it for coordination of common core issues in the cases. We presently believe the outcome will not have a material impact on our financial position, results of operations, or cash flows.
On November 25, 2024, in Elizabeth Silvestri, et al. v. Martinez Refining Company LLC, MRC was named as a defendant in a complaint filed by 195 individuals which contains allegations of negligence, public and private nuisance, premise liability, trespass, and strict liability ultrahazardous activities. The plaintiffs are represented by the same law firm representing the Frye, Saliba, and Manning plaintiffs. MRC received an extension to file its answer to the complaint, which was filed on March 14, 2025. On April 4, 2025, the plaintiffs filed a motion to strike the affirmative defenses in MRC’s answer. MRC filed its opposition on April 30, 2025. The plaintiffs’ reply is due May 8, 2025. On April 15, 2025, the Piscitelli Court related the Piscitelli, Cruz, Frye, Saliba, Silvestri, and Manning cases under it for coordination of common core issues in the cases. We presently believe the outcome will not have a material impact on our financial position, results of operations, or cash flows.
On November 26, 2024, in Robert Manning, et al. v. Martinez Refining Company LLC, MRC was named as a defendant in a complaint filed by 204 individuals which contains allegations of negligence, public and private nuisance, premise liability, trespass, and strict liability ultrahazardous activities. The plaintiffs are represented by the same law firm representing the Frye, Saliba, and Silvestri plaintiffs. MRC received an extension to file its answer to the complaint, which was filed on March 14, 2025. On April 4, 2025, the plaintiffs filed a motion to strike the affirmative defenses in MRC’s answer. MRC filed its opposition on April 30, 2025. The plaintiffs’ reply is due May 8, 2025. On April 15, 2025, the Piscitelli Court related the Piscitelli, Cruz, Frye, Saliba, Silvestri, and Manning cases under it for coordination of common core issues in the cases. We presently believe the outcome will not have a material impact on our financial position, results of operations, or cash flows.

On December 21, 2023, the EPA Region 5 issued a Finding of Violation (“FOV”) alleging violations of the CAA, 42 U.S.C. §§ 7411, 7412, and regulations promulgated under those sections, of the National Emission Standard for Benzene Waste Operations at 40 C.F.R. Part 61, Subpart FF, of the New Source Performance Standards for Volatile Organic Compounds from Petroleum Wastewater Systems at 40 C.F.R. Part 60, Subpart QQQ, and of our CAA Title V operating permit for the Wastewater Treatment Unit at our Toledo refinery. This FOV followed an EPA compliance inspection at the Toledo refinery conducted in September 2023. We have recently been engaged in discussions with the EPA to resolve these matters, but we cannot currently estimate the timing of the resolution or the amount of any potential civil penalties. We presently believe the outcome will not have a material impact on our financial position, results of operations, or cash flows.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Exchange of PBF LLC Series A Units to PBF Energy Class A Common Stock
In the three months ended March 31, 2025, there were no exchanges of PBF LLC Series A Units for shares of PBF Energy Class A common stock in transactions exempt from registration under Section 4(a)(2) of the Securities Act.
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
During the three months ended March 31, 2025, we did not purchase any shares of PBF Energy’s Class A common stock under the Repurchase Program. Approximately $732.0 million of shares remain available for purchase under the plan.

Item 5. Other Information
Securities Trading Plans of Directors and Executive Officers
During the three months ended March 31, 2025, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of PBF Energy securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement".

Item 6. Exhibits
The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this report and such Exhibit Index is incorporated herein by reference.
EXHIBIT INDEX

Exhibit Number	Description

4.1	Indenture dated as of March 17, 2025, among PBF Holding Company LLC, PBF Finance Corporation, the Guarantors named on the signature pages thereto, Wilmington Trust, National Association, as Trustee, and Deutsche Bank Trust Company Americas, as Paying Agent, Registrar, Transfer Agent, and Authenticating Agent (incorporated by reference to Exhibit 4.1 of PBF Energy Inc.’s Current Report on Form 8-K dated March 17, 2025 (File No. 001-35764)).

4.2	Form of 9.875% Senior Note due 2030 (included as Exhibit A) (incorporated by reference to Exhibit 4.2 of PBF Energy Inc.’s Current Report on Form 8-K dated March 17, 2025 (File No. 001-35764))

31.1*	Certification of Matthew C. Lucey, Chief Executive Officer of PBF Energy Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Karen B. Davis, Chief Financial Officer of PBF Energy Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1* (1)	Certification of Matthew C. Lucey, Chief Executive Officer of PBF Energy Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2* (1)	Certification of Karen B. Davis, Chief Financial Officer of PBF Energy Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
———————

*	Filed herewith.
(1)	This exhibit should not be deemed to be “filed” for purposes of Section 18 of the Exchange Act.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PBF Energy Inc.

Date:	May 1, 2025	By:	/s/ Karen B. Davis
Karen B. Davis Senior Vice President, Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)