Form 10-Q
period 2026-03-31
PBF Energy Inc.
filed 2026-04-30
CIK 1534504

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 24, 2026, PBF Energy Inc. had 118,308,459 shares of Class A common stock and 11 shares of Class B common stock outstanding.

PBF ENERGY INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026

EXPLANATORY NOTE
This Quarterly Report on Form 10-Q is filed by PBF Energy Inc. (“PBF Energy”) which is a holding company whose primary asset is an equity interest in PBF Energy Company LLC (“PBF LLC”). PBF Energy is the sole managing member of, and owner of an equity interest representing approximately 99.3% of the outstanding economic interests in PBF LLC as of March 31, 2026. PBF Energy operates and controls all of the business and affairs and consolidates the financial results of PBF LLC and its subsidiaries. PBF LLC is a holding company for the companies that directly and indirectly own and operate our business. PBF Holding Company LLC (“PBF Holding”) is a wholly-owned subsidiary of PBF LLC and is the parent company for our refining operations. PBF Finance Corporation is a wholly-owned subsidiary of PBF Holding. PBF Logistics LP (“PBFX”) is an indirect wholly-owned subsidiary of PBF Energy and PBF LLC that owns and operates logistics assets that support our refining operations. Collectively, PBF Energy and its consolidated subsidiaries, including PBF LLC, PBF Holding, and PBFX are referred to hereinafter as the “Company” unless the context otherwise requires.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains certain “forward-looking statements”, as defined in the Private Securities Litigation Reform Act of 1995 (“PSLRA”), of expected future developments that involve risks and uncertainties. You can identify forward-looking statements because they contain words such as “believes,” “expects,” “may,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates,” “anticipates” or similar expressions that relate to our strategy, plans, or intentions. All statements we make relating to our estimated and projected earnings, margins, costs, expenditures, cash flows, growth rates, and financial results or to our strategies, objectives, intentions, resources, and expectations regarding future industry trends are forward-looking statements made under the safe harbor provisions of the PSLRA except to the extent such statements relate to the operations of a partnership or limited liability company. In addition, we, through our senior management, from time to time make forward-looking public statements concerning our expected future operations and performance and other developments. These forward-looking statements are subject to risks and uncertainties that may change at any time, and, therefore, our actual results may differ materially from those that we expected. We derive many of our forward-looking statements from our operating budgets and forecasts, which are based on many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and, of course, it is impossible for us to anticipate all factors that could affect our actual results.
Important factors that could cause actual results to differ materially from our expectations, which we refer to as “cautionary statements,” are disclosed under “Management's Discussion and Analysis of Financial Condition and Results of Operations”, “Risk Factors”, and elsewhere in this Form 10-Q, the Annual Report on Form 10-K for the year ended December 31, 2025 of PBF Energy, which we refer to as our 2025 Annual Report on Form 10-K, and in our other filings with the United States Securities and Exchange Commission (“SEC”). All forward-looking information in this Quarterly Report on Form 10-Q and subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements. Some of the factors that we believe could affect our results include:
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
•the effects related to, or resulting from, geopolitical conflict around the world, including Russia’s military action in Ukraine, armed hostilities in the middle east including the ongoing conflicts involving the United States, Iran, Israel and other Gulf States, and disruptions in international shipping, resulting from attacks on cargo ships, blockades, and other restrictions to trade routes, including the imposition of additional sanctions and export controls, the potential expansion of such conflicts to other nations or regions, as well as the broader impacts to financial markets and the global macroeconomic and geopolitical environment;
•the risk and uncertainties associated with the fire on February 1, 2025 at our Martinez refinery (the “Martinez refinery fire”), including the throughput of the Martinez refinery during this period, estimated costs, the anticipated amount and timing of the remaining insurance recoveries related to the Martinez refinery fire, and the results and consequences of any governmental and regulatory investigations related to the Martinez refinery fire;
•the amount and the timing of cost savings and operational efficiencies to be achieved through our Refining Business Improvement ("RBI") initiative;
•the effectiveness of our crude oil sourcing strategies, including our crude by rail strategy, and related commitments;

•our obligation to buy Renewable Identification Numbers (“RINs”) and market risks related to the volatility in the price of RINs required to comply with the Renewable Fuel Standard (“RFS”) and greenhouse gas (“GHG”) emission credits required to comply with various GHG emission programs, such as California Assembly Bill 32 (“AB 32”) and similar programs (collectively, the “cap-and-trade systems”);
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
•our expectations and timing with respect to any acquisition and investment activities and whether such acquisitions and investments are accretive or dilutive to shareholders;
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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
PBF ENERGY INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in millions, except share and per share data)

	March 31, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$541.8	$527.9
Accounts receivable	1,936.9	1,166.7
Inventories	3,078.2	2,563.1
Prepaid and other current assets	274.4	194.1
Total current assets	5,831.3	4,451.8
Property, plant, and equipment (net of accumulated depreciation of $2,459.1 and $2,393.1, respectively)	5,708.5	5,517.8
Equity method investment in SBR	833.4	826.3
Lease right of use assets	796.9	759.7
Deferred charges and other assets, net	1,548.5	1,464.3
Total assets	$14,718.6	$13,019.9
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$862.4	$801.2
Accrued expenses	3,320.0	2,662.9
Deferred revenue	55.2	20.8
Current operating lease liabilities	199.0	184.4
Total current liabilities	4,436.6	3,669.3
Long-term debt	2,802.3	2,148.3
Payable pursuant to Tax Receivable Agreement	168.2	168.2
Deferred tax liabilities	821.5	763.6
Long-term operating lease liabilities	565.3	543.0
Long-term financing lease liabilities	22.6	25.8
Other long-term liabilities	249.4	251.8
Total liabilities	9,065.9	7,570.0
Commitments and contingencies (Note 6)
Equity:
PBF Energy Inc. equity
Class A common stock, $0.001 par value, 1,000,000,000 shares authorized, 118,296,525 shares outstanding at March 31, 2026, 116,937,076 shares outstanding at December 31, 2025	0.1	0.1
Class B common stock, $0.001 par value, 1,000,000 shares authorized, 11 shares outstanding at March 31, 2026, 12 shares outstanding at December 31, 2025	—	—
Preferred stock, $0.001 par value, 100,000,000 shares authorized, no shares outstanding at March 31, 2026 and December 31, 2025	—	—
Treasury stock, at cost, 32,224,441 shares outstanding at March 31, 2026 and 32,042,692 shares outstanding at December 31, 2025	(1,246.6)	(1,237.6)
Additional paid in capital	3,441.2	3,397.3
Retained earnings	3,316.0	3,149.9
Accumulated other comprehensive income	9.9	9.8
Total PBF Energy Inc. equity	5,520.6	5,319.5
Noncontrolling interest	132.1	130.4
Total equity	5,652.7	5,449.9
Total liabilities and equity	$14,718.6	$13,019.9
See notes to condensed consolidated financial statements.

PBF ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in millions, except share and per share data)

	Three Months Ended March 31,
	2026	2025
Revenues	$7,904.3	$7,066.4
Cost and expenses:
Cost of products and other	6,781.9	6,587.1
Operating expenses (excluding depreciation and amortization expense as reflected below)	688.9	731.8
Depreciation and amortization expense	155.0	167.7
Cost of sales	7,625.8	7,486.6
General and administrative expenses (excluding depreciation and amortization expense as reflected below)	89.6	70.4
Depreciation and amortization expense	3.8	3.6
Gain on insurance recoveries, net	(106.5)	—
Equity (gain) loss in investee	(8.3)	17.0
Loss on sale of assets	0.3	—
Total cost and expenses	7,604.7	7,577.6
Income (loss) from operations	299.6	(511.2)
Other income (expense):
Interest expense (net of interest income of $3.5 and $4.5, respectively)	(42.1)	(36.9)
Other non-service components of net periodic benefit cost	1.0	0.3
Income (loss) before income taxes	258.5	(547.8)
Income tax expense (benefit)	58.3	(141.9)
Net income (loss)	200.2	(405.9)
Less: net income (loss) attributable to noncontrolling interest	1.9	(4.1)
Net income (loss) attributable to PBF Energy Inc. stockholders	$198.3	$(401.8)

Weighted-average shares of Class A common stock outstanding
Basic	117,194,615	113,754,290
Diluted	120,581,062	114,617,070
Net income (loss) available to Class A common stock per share:
Basic	$1.69	$(3.53)
Diluted	$1.65	$(3.53)
See notes to condensed consolidated financial statements.

PBF ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited, in millions)

	Three Months Ended March 31,
	2026	2025
Net income (loss)	$200.2	$(405.9)
Other comprehensive income:
Unrealized gain on available for sale securities	—	0.6
Net gain on pension and other post-retirement benefits	0.1	0.1
Total other comprehensive income	0.1	0.7
Comprehensive income (loss)	200.3	(405.2)
Less: comprehensive income (loss) attributable to noncontrolling interest	1.9	(4.1)
Comprehensive income (loss) attributable to PBF Energy Inc. stockholders	$198.4	$(401.1)

See notes to condensed consolidated financial statements.

PBF ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(unaudited, in millions, except share and per share data)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Noncontrolling Interest	Total Equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance, December 31, 2025	116,937,076	$0.1	12	$—	$3,397.3	$3,149.9	$9.8	32,042,692	$(1,237.6)	$130.4	$5,449.9
Comprehensive income	—	—	—	—	—	198.3	0.1	—	—	1.9	200.3
Distributions to PBF Energy Company LLC members	—	—	—	—	—	—	—	—	—	(0.2)	(0.2)
Dividends ($0.275 per common share)	—	—	—	—	—	(32.2)	—	—	—	—	(32.2)
Stock-based compensation expense	—	—	—	—	7.0	—	—	—	—	—	7.0
Transactions in connection with stock-based compensation plans	1,539,256	—	—	—	36.9	—	—	—	—	—	36.9
Exchange of PBF Energy Company LLC Series A Units for PBF Energy Class A common stock	1,942	—	(1)	—	—	—	—	—	—	—	—
Treasury stock purchases	(181,749)	—	—	—	—	—	—	181,749	(9.0)	—	(9.0)
Balance, March 31, 2026	118,296,525	$0.1	11	$—	$3,441.2	$3,316.0	$9.9	32,224,441	$(1,246.6)	$132.1	$5,652.7

Balance, December 31, 2024	115,311,992	$0.1	12	$—	$3,338.7	$3,436.2	$(8.0)	31,479,723	$(1,222.8)	$134.4	$5,678.6
Comprehensive income (loss)	—	—	—	—	—	(401.8)	0.7	—	—	(4.1)	(405.2)
Distributions to PBF Energy Company LLC members	—	—	—	—	—	—	—	—	—	(0.2)	(0.2)
Dividends ($0.275 per common share)	—	—	—	—	—	(32.2)	—	—	—	—	(32.2)
Stock-based compensation expense	—	—	—	—	8.8	—	—	—	—	—	8.8
Transactions in connection with stock-based compensation plans	574,720	—	—	—	0.7	—	—	—	—	—	0.7
Treasury stock purchases	(229,655)	—	—	—	—	—	—	229,655	(5.5)	—	(5.5)
Balance, March 31, 2025	115,657,057	$0.1	12	$—	$3,348.2	$3,002.2	$(7.3)	31,709,378	$(1,228.3)	$130.1	$5,245.0

See notes to condensed consolidated financial statements.

PBF ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in millions)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$200.2	$(405.9)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	163.5	175.2
Stock-based compensation expense	8.4	11.4
Deferred income taxes	57.9	(142.4)
Non-cash lower of cost or market inventory adjustment	(313.0)	—
Pension and other post-retirement benefit costs	13.5	13.1
Gain on insurance recoveries, net	(106.5)	—
(Gain) loss from equity method investment	(8.3)	17.0
Loss on sale of assets	0.3	—

Changes in operating assets and liabilities:
Accounts receivable	(770.3)	30.2
Inventories	(202.2)	(295.5)
Prepaid and other current assets	(80.4)	(64.5)
Accounts payable	85.8	133.8
Accrued expenses	614.0	(12.7)
Deferred revenue	34.4	19.9
Payment related to Tax Receivable Agreement	—	(125.4)
Other assets and liabilities	(21.0)	(15.6)
Net cash used in operating activities	$(323.7)	$(661.4)

Cash flows from investing activities:
Expenditures for property, plant, and equipment	(349.4)	(111.0)
Expenditures for deferred turnaround costs	(136.9)	(92.7)
Expenditures for other assets	(23.2)	(14.6)
Equity method investment - return of capital	1.2	0.8
Insurance proceeds	106.5	—
Net cash used in investing activities	$(401.8)	$(217.5)

See notes to condensed consolidated financial statements.

PBF ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(unaudited, in millions)

	Three Months Ended March 31,
	2026	2025
Cash flows from financing activities:
Dividend payments	$(31.7)	$(31.3)
Distributions to PBF Energy Company LLC members other than PBF Energy	(0.2)	(0.2)
Proceeds from 2030 9.875% Senior Notes	—	788.5
Proceeds from revolver borrowings	900.0	1,150.0
Repayments of revolver borrowings	(250.0)	(1,150.0)
Payments on financing leases	(3.0)	(3.0)
Proceeds from insurance premium financing	141.8	100.7
Payments of insurance premium financing	(45.3)	(26.6)
Transactions in connection with stock-based compensation plans, net	27.8	(4.7)
Deferred financing costs and other, net	—	(12.0)
Net cash provided by financing activities	$739.4	$811.4

Net change in cash and cash equivalents	13.9	(67.5)
Cash and cash equivalents, beginning of period	527.9	536.1
Cash and cash equivalents, end of period	$541.8	$468.6

Supplemental cash flow disclosures
Non-cash activities:
Accrued and unpaid capital expenditures	$141.5	$101.0
Assets acquired or remeasured under operating and financing leases	131.6	65.7
Cash paid during the period for:
Interest (net of capitalized interest of $17.3 and $5.6 in 2026 and 2025, respectively)	$75.9	$48.7
Income taxes	0.1	0.1

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
PBF Energy holds a 99.3% economic interest in PBF LLC as of March 31, 2026 through its ownership of PBF LLC Series C Units, which are held solely by PBF Energy. Holders of PBF LLC Series A Units, which are held by parties other than PBF Energy (“the members of PBF LLC other than PBF Energy”), hold the remaining 0.7% economic interest in PBF LLC. In addition, the amended and restated limited liability company agreement of PBF LLC provides that any PBF LLC Series A Units acquired by PBF Energy will automatically be reclassified as PBF LLC Series C Units in connection with such acquisition. PBF LLC, together with its consolidated subsidiaries, owns and operates oil refineries and related facilities in North America. Additionally, PBF LLC, together with its subsidiaries, own an interest in an equity method investment in St. Bernard Renewables LLC (“SBR”) that owns and operates a biorefinery co-located with the Chalmette refinery in Louisiana.
Collectively, PBF Energy and its consolidated subsidiaries, are referred to hereinafter as the “Company” unless the context otherwise requires.
Basis of Presentation
The unaudited condensed consolidated financial information furnished herein reflects all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, considered necessary for a fair presentation of the financial position and the results of operations and cash flows of the Company for the periods presented. All intercompany accounts and transactions have been eliminated in consolidation. These unaudited Condensed Consolidated Financial Statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. These interim Condensed Consolidated Financial Statements should be read in conjunction with the PBF Energy financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2025. The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the full year.
Recently Issued Accounting Pronouncements
In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2024-03, “Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” (“ASU 2024-03”) which introduces new disclosure requirements aimed at enhancing the transparency of expense information presented in the financial statements. Specifically, it mandates that public business entities disaggregate certain expense captions presented on the face of the Consolidated Statements of Operations into specified natural expense categories within the notes to the financial statements. For public business entities, the amendments are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. An entity may apply the amendments in this ASU prospectively or retrospectively. The Company is currently evaluating the impact of adopting ASU 2024-03 on its consolidated financial statements. While the Company does not anticipate that the adoption of this ASU will have a material impact on its Consolidated Financial Statements, it will result in additional disclosure requirements in the notes to its financial statements. The Company will continue to monitor any further guidance or interpretations by the FASB related to this ASU and will provide updates in future filings.

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Martinez Refinery Fire
On February 1, 2025, a fire occurred at the Company’s Martinez refinery, which is owned and operated by Martinez Refinery Company LLC (“MRC”), while the refinery was in the preliminary stages of its previously announced turnaround (the “Martinez refinery fire”). As a result, the refinery was fully shut down until April 2025, when certain unaffected units, including the crude unit, were restarted and the refinery began producing limited quantities of gasoline, jet fuel, and intermediates. Investigations are being conducted by various regulatory agencies, including the California Department of Industrial Relations - the Division of Occupational Safety and Health, the Bay Area Air District, Contra Costa County, the Department of Justice (“DOJ”), the United States Attorney’s Office (“USAO”), and the Environmental Protection Agency (“EPA”). There are uncertainties around these inquiries and investigations and potential results and consequences, including whether any financial penalties will be assessed or changes to the operations of the Martinez refinery will result therefrom. At this time, the potential liabilities, including regulatory penalties, arising from the incident are unknown, and the full financial impact of this incident cannot reasonably be estimated.
Following completion of the construction activities in February, assets were transferred to Refinery Operations for commissioning and restart. The startup process extended beyond previous expectations due to the volume of safety and process checks required to ensure successful restoration of full operations. The Alkylation unit and Cat Feed Hydrotreater were successfully restarted and are producing finished products and intermediates required for the sequential startup of downstream units. The Fluid Catalytic Cracking unit is now in the restart process and expected to be producing finished products in early May.
The Company expects that the cost of repairs to the fire-damaged units and restoring the refinery to full operational status will be largely covered under its property insurance coverage, subject to the Company’s deductible and retentions totaling $30.0 million. The Company’s insurance policy also includes business interruption coverage, which contains a 60-day waiting period. This coverage commenced on April 3, 2025. While the Company expects its insurance coverage will significantly offset the financial impact of the Martinez refinery fire, other than for the business interruption waiting period, deductibles and retentions, the timing of insurance proceeds may impact the Company’s results and its cash flow in a given reporting period. Any insurance proceeds attributable to property damage in excess of the recognized property loss is considered a gain contingency and will not be recognized until it is realizable.
During the three months ended March 31, 2026, the Company received $106.5 million of unallocated insurance proceeds, which were recognized as a Gain on insurance recoveries in the Condensed Consolidated Statements of Operations. Since the date of the fire, the Company has received cumulative insurance proceeds, net of deductibles and retentions, of $1.0 billion.
In addition, during the three months ended March 31, 2026 and 2025, the Company incurred $11.5 million and $78.1 million, respectively, in operating expenses directly related to the fire response, recovery, and cleanup efforts as well as certain costs associated with the restart of the refinery. Certain of these expenses may be recoverable through the Company’s insurance claim process and will be recorded as a gain in the quarter in which insurance proceeds are probable of being received.

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. INVENTORIES
Inventories consisted of the following:

(in millions)	March 31, 2026	December 31, 2025
Crude oil and feedstocks	$1,587.5	$1,438.0
Refined products and blendstocks	1,311.7	1,260.5
Warehouse stock and other	179.0	177.6
	3,078.2	2,876.1
Lower of cost or market adjustment	—	(313.0)
Total inventories	$3,078.2	$2,563.1
At March 31, 2026, the replacement cost of inventories exceeded their carrying value under the last-in, first-out (“LIFO”) method by approximately $1.6 billion. During the three months ended March 31, 2026, the Company reversed the $313.0 million lower of cost or market (“LCM”) inventory reserve recorded at December 31, 2025. This reversal increased income from operations by $313.0 million and resulted in no LCM inventory reserve at March 31, 2026.
An actual valuation of inventories valued under the LIFO method is made at the end of each year based on inventory levels and costs at that time. During the year ended December 31, 2025, the Company recorded a pre-tax charge related to a LIFO layer decrement of $5.4 million in the Refining segment, primarily associated with the Martinez refinery.

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3. ACCRUED EXPENSES
Accrued expenses consisted of the following:

(in millions)	March 31, 2026	December 31, 2025
Inventory-related accruals	$1,867.0	$1,351.5
Renewable energy credit and emissions obligations (a)	653.5	574.8
Excise and sales tax payable	176.4	92.8
Accrued transportation costs	161.6	136.6
Accrued capital expenditures	72.4	126.4
Accrued utilities	67.9	82.6
Accrued refinery maintenance and support costs	51.9	56.7
Accrued purchases - SBR	48.1	39.4
Accrued salaries and benefits	20.5	61.4
Accrued interest	15.5	53.8
Current finance lease liabilities	12.4	12.2
Environmental liabilities	10.1	9.7
Other	162.7	65.0
Total accrued expenses	$3,320.0	$2,662.9
——————————
(a) The Company is subject to obligations to purchase Renewable Identification Numbers (“RINs”) required to comply with the Renewable Fuel Standard. The Company’s overall RINs obligation is based on a percentage of domestic shipments of on-road fuels as established by the EPA. To the degree the Company is unable to blend the required amount of biofuels to satisfy its RINs obligation, RINs must be purchased on the open market to avoid penalties and fines. The Company records its RINs obligation on a net basis in Accrued expenses when its RINs liability is greater than the amount of RINs earned and purchased in a given period and in Prepaid and other current assets when the amount of RINs earned and purchased is greater than the RINs liability. In addition, the Company is subject to obligations to comply with federal and state legislative and regulatory measures, including regulations in the state of California pursuant to Assembly Bill 32 (“AB 32”), to address environmental compliance and greenhouse gas and other emissions. These requirements include incremental costs to operate, acquire renewable energy credits, and maintain the Company’s facilities as well as to implement and manage new emission controls and programs. Renewable energy credit and emissions obligations fluctuate with the volume of applicable product sales and timing of credit purchases. From time to time, the Company enters into forward purchase commitments in order to acquire its renewable energy and emissions credits at fixed prices. The Company’s RINs obligation will be settled in accordance with established regulatory deadlines. The majority of the Company’s current AB 32 liability is part of an ongoing triennial period program through 2026 which will be settled in 2027.

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4. CREDIT FACILITIES AND DEBT
Debt outstanding consisted of the following:

(in millions)	March 31, 2026	December 31, 2025
6.00% senior unsecured notes due 2028 (“2028 6.00% Senior Notes”)	$801.6	$801.6
9.875% senior unsecured notes due 2030 (“2030 9.875% Senior Notes”)	800.0	800.0
7.875% senior unsecured notes due 2030 (“2030 7.875% Senior Notes”)	500.0	500.0
Revolving Credit Facility	750.0	100.0
	2,851.6	2,201.6
Unamortized deferred financing costs	(37.6)	(41.0)
Unamortized discount	(11.7)	(12.3)
Long-term debt	$2,802.3	$2,148.3
As of March 31, 2026, the Company is in compliance with all covenants, including financial covenants, in all its debt agreements.

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5. RELATED PARTY TRANSACTIONS
Summary of Transactions with SBR
A summary of the Company’s related party transactions with SBR is as follows:

	Three Months Ended March 31,
(in millions)	2026	2025
Transactions under commercial agreements:
Sales	$21.6	$13.4
Purchases	(157.5)	(60.3)
Reimbursements under related party agreements:
Operating agreement	70.1	40.0
Omnibus agreement	1.0	1.0
Common asset use and servitude agreement	2.0	2.2
Total lease expense under related party agreements	—	(5.3)
Total sales, consisting of refined product sales, and purchases, primarily related to environmental credit and hydrocarbon purchases, under the commercial agreements with SBR are included within Revenues and Cost of products and other, respectively, on the Company’s Condensed Consolidated Statements of Operations.
Additionally, the Condensed Consolidated Balance Sheets include $81.7 million and $48.1 million recorded within Accounts receivable and Accrued expenses, respectively, related to transactions with SBR as of March 31, 2026 ($44.1 million and $39.4 million, respectively, as of December 31, 2025).
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
SBR Term Loan
PBF Holding Company LLC (“PBF Holding”) has agreed to provide a limited guaranty in connection with a $100.0 million term loan originally entered into by SBR and its wholly owned subsidiary, SBR Marketing LLC (“SBR Marketing”), in April 2025. Under the guaranty and subject to the terms and conditions set forth therein, PBF Holding is guaranteeing SBR and SBR Marketing’s certain payment and performance obligations under the term loan, with the guaranty capped at 50% of such obligations, commensurate with the Company’s 50% equity interest in SBR. The Company currently believes that the likelihood of performance under this guaranty is remote.

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
These laws and regulations raise potential exposure to future claims and lawsuits involving environmental and safety matters which could include soil and water contamination, air pollution, personal injury and property damage allegedly caused by substances which the Company manufactured, handled, used, released, or disposed of, transported, or that relate to pre-existing conditions for which the Company has assumed responsibility. The Company believes that its current operations are in compliance with existing environmental and safety requirements. However, there have been and will continue to be ongoing discussions about environmental and safety matters between the Company and federal, state, and local authorities, including notices of violations (“NOVs”), citations, and other enforcement actions, some of which have resulted or may result in changes to operating procedures and in capital expenditures. While it is often difficult to quantify future environmental or safety related expenditures, the Company anticipates that continuing capital investments and changes in operating procedures will be required for the foreseeable future to comply with existing and new requirements, as well as evolving interpretations and more strict enforcement of existing laws and regulations.
In connection with the acquisition of the Torrance refinery and related logistics assets, the Company assumed certain pre-existing environmental liabilities. The estimated costs related to these remediation obligations totaled approximately $108.6 million as of March 31, 2026 and December 31, 2025, and related primarily to remediation obligations to address existing soil and groundwater contamination and the related monitoring and clean-up activities. Costs related to these obligations are reassessed periodically or when changes to the Company’s remediation approach are identified. The current portion of the environmental liability is recorded in Accrued expenses and the non-current portion is recorded in Other long-term liabilities.
The aggregate environmental liability reflected on the Company’s Condensed Consolidated Balance Sheets was $150.6 million and $150.8 million at March 31, 2026 and December 31, 2025, respectively, of which $140.5 million and $141.1 million, respectively, were classified as Other long-term liabilities. These liabilities include remediation and monitoring costs expected to be incurred over an extended period of time. Estimated liabilities could increase in the future when the results of ongoing investigations become known, are considered probable and can be reasonably estimated.

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
The payment obligations under the Tax Receivable Agreement are obligations of PBF Energy and not of any of its subsidiaries. In general, PBF Energy expects to obtain funding for these annual payments from PBF LLC, primarily through tax distributions, which PBF LLC makes on a pro-rata basis to its owners. Such owners include PBF Energy, which holds a 99.3% interest in PBF LLC as of both March 31, 2026 and December 31, 2025. PBF LLC generally obtains funding to pay its tax distributions by causing PBF Holding to distribute cash to PBF LLC and from distributions it receives from PBF Logistics LP (“PBFX”).
As of both March 31, 2026 and December 31, 2025, PBF Energy recognized a liability of $168.2 million, related to its obligations under the Tax Receivable Agreement. In January 2025, the Company made payments under the Tax Receivable Agreement related to the 2023 tax year totaling $130.8 million, inclusive of $5.4 million of interest. These liabilities reflect the estimate of the undiscounted amounts that PBF Energy expects to pay under the agreement, net of the impact of any deferred tax asset valuation allowance recognized in accordance with the FASB, Accounting Standards Codification (“ASC”) 740, Income Taxes. As future taxable income is recognized, increases in PBF Energy’s Tax Receivable Agreement liability may be necessary in conjunction with the revaluation of deferred tax assets.
Legal Matters
On November 24, 2022, the Martinez refinery, owned and operated by MRC, experienced a catalyst release. An investigation is being conducted by the DOJ, the USAO, and the EPA. There are uncertainties around this inquiry and investigation and potential results and consequences, including whether any financial penalties will be assessed or changes to the operations of the Martinez refinery will result therefrom. At this time, the potential liabilities, including regulatory penalties, arising from the incident are unknown, and the full financial impact of this incident cannot reasonably be estimated.

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7. EQUITY
Noncontrolling Interest in PBF LLC
PBF Energy is the sole managing member of, and has a controlling interest in, PBF LLC. As the sole managing member of PBF LLC, PBF Energy operates and controls all of the business and affairs of PBF LLC and its subsidiaries. PBF Energy’s equity interest in PBF LLC was approximately 99.3% as of both March 31, 2026 and December 31, 2025.
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
The noncontrolling interest ownership percentages in PBF LLC as of December 31, 2025 and March 31, 2026 are calculated as follows:

	Holders of PBF LLC Series A Units	Outstanding Shares of PBF Energy Class A Common Stock	Total *
December 31, 2025	862,780	116,937,076	117,799,856
	0.7%	99.3%	100.0%
March 31, 2026	860,839	118,296,525	119,157,364
	0.7%	99.3%	100.0%
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

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Changes in Equity and Noncontrolling Interest
The following tables summarize the changes in equity for the controlling and noncontrolling interest of PBF Energy for the three months ended March 31, 2026 and 2025, respectively:

(in millions)	PBF Energy Inc. Equity	Noncontrolling Interest in PBF LLC	Noncontrolling Interest in PBF Holding	Total Equity
Balance at January 1, 2026	$5,319.5	$117.6	$12.8	$5,449.9
Comprehensive income	198.4	1.8	0.1	200.3
Dividends and distributions	(32.2)	(0.2)	—	(32.4)
Stock-based compensation expense	7.0	—	—	7.0
Transactions in connection with stock-based compensation plans	36.9	—	—	36.9
Treasury stock purchases	(9.0)	—	—	(9.0)
Balance at March 31, 2026	$5,520.6	$119.2	$12.9	$5,652.7

(in millions)	PBF Energy Inc. Equity	Noncontrolling Interest in PBF LLC	Noncontrolling Interest in PBF Holding	Total Equity
Balance at January 1, 2025	$5,544.2	$121.7	$12.7	$5,678.6
Comprehensive income (loss)	(401.1)	(4.1)	—	(405.2)
Dividends and distributions	(32.2)	(0.2)	—	(32.4)
Stock-based compensation expense	8.8	—	—	8.8
Transactions in connection with stock-based compensation plans	0.7	—	—	0.7
Treasury stock purchases	(5.5)	—	—	(5.5)
Balance at March 31, 2025	$5,114.9	$117.4	$12.7	$5,245.0
Treasury Stock
The Company’s Board of Directors has authorized the repurchase of PBF Energy's Class A common stock (as amended from time to time, the “Repurchase Program”). The Repurchase Program allows for share repurchases of up to $1.75 billion and does not have an expiration date. During the three months ended March 31, 2026 and 2025, the Company did not purchase any shares of PBF Energy’s Class A common stock under the Repurchase Program.
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

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8. DIVIDENDS AND DISTRIBUTIONS
With respect to dividends and distributions paid during the three months ended March 31, 2026, PBF LLC made aggregate non-tax distributions of $31.9 million, or $0.275 per unit to its members, of which $31.7 million was distributed pro-rata to PBF Energy and the balance was distributed to its other members. PBF Energy used this $31.7 million to pay quarterly cash dividends of $0.275 per share of Class A common stock on March 11, 2026.
9. REVENUES
As described in “Note 13 - Segment Information”, the Company’s business consists of the Refining Segment and Logistics Segment. The following table provides information relating to the Company’s revenues for each product or group of similar products or services by segment for the periods presented.

	Three Months Ended March 31,
(in millions)	2026	2025
Refining Segment:
Gasoline and distillates	$7,058.8	$6,125.6
Asphalt and blackoils	318.2	237.7
Feedstocks and other	291.9	496.9
Chemicals	145.0	121.4
Lubricants	85.9	75.5
Total Refining Revenue	7,899.8	7,057.1
Logistics Segment:
Logistics Revenue	93.2	94.5
Total revenue prior to eliminations	7,993.0	7,151.6
Elimination of intercompany revenue	(88.7)	(85.2)
Total Revenues	$7,904.3	$7,066.4
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

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10. INCOME TAXES
PBF Energy is required to file federal and applicable state corporate income tax returns and recognizes income taxes on its pre-tax income (loss), which to-date has consisted primarily of its share of PBF LLC’s pre-tax income (loss) (approximately 99.3% as of both March 31, 2026 and December 31, 2025). PBF LLC is organized as a limited liability company and PBFX is a partnership, both of which are treated as “flow-through” entities for federal income tax purposes and therefore are not subject to federal income taxes apart from the income tax attributable to the two subsidiaries acquired in connection with the acquisition of Chalmette Refining and PBF Holding’s wholly-owned Canadian subsidiary, PBF Energy Limited, that are treated as C-Corporations for income tax purposes, with the tax provision calculated based on the effective tax rate for the periods presented.
The income tax provision in the PBF Energy Condensed Consolidated Statements of Operations consists of the following:

	Three Months Ended March 31,
(in millions)	2026	2025
Current income tax expense	$0.4	$0.5
Deferred income tax expense (benefit)	57.9	(142.4)
Total income tax expense (benefit)	$58.3	$(141.9)
The income tax provision is based on earnings before taxes attributable to PBF Energy and excludes earnings before taxes attributable to noncontrolling interest as such interests are generally not subject to income taxes except as noted above. PBF Energy’s effective income tax rate for the three months ended March 31, 2026 and March 31, 2025 was 22.7% and 26.1%, respectively.
PBF Energy’s effective income tax rate for the three months ended March 31, 2026, including the impact of income (loss) attributable to noncontrolling interest of $1.9 million, was 22.6%. PBF Energy’s effective income tax rate for the three months ended March 31, 2025, including the impact of income (loss) attributable to noncontrolling interest of $4.1 million, was 25.9%.
For the three months ended March 31, 2026, PBF Energy’s effective tax rate differs from the United States statutory rate, inclusive of state income taxes due to additional tax benefit as a result of equity-based compensation activity. For the three months ended March 31, 2025, PBF Energy’s effective tax rate did not materially differ from the United States statutory rate, inclusive of state income taxes.
The Company has determined there are no material uncertain tax positions as of March 31, 2026. The Company does not have any unrecognized tax benefits.
One Big Beautiful Bill Act
On July 4, 2025, the One Big Beautiful Bill Act was signed into law in the United States. The legislation includes certain provisions related to the full expensing of qualified United States research and experimental costs and other depreciable property. The legislation also includes changes to the determination of the amount of United States interest expense that is deductible for United States tax purposes. The legislation did not have a material impact on the Company’s income tax expense for the three months ended March 31, 2026, and did not materially change its effective income tax rate for 2026.

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11. FAIR VALUE MEASUREMENTS
The tables below present information about the Company’s financial assets and liabilities measured and recorded at fair value on a recurring basis and indicate the fair value hierarchy of the inputs utilized to determine the fair values as of March 31, 2026 and December 31, 2025.
The Company has elected to offset the fair value amounts recognized for multiple derivative contracts executed with the same counterparty; however, fair value amounts by hierarchy level are presented on a gross basis in the tables below. The Company may be required to post margin collateral or reclaim cash collateral from derivative counterparties based on contractual terms. At March 31, 2026 and December 31, 2025, the Company had the obligation to receive cash collateral posted against its derivative obligations of $114.1 million and $5.7 million, respectively. Cash collateral related to derivative contracts is recorded net in the Condensed Consolidated Balance Sheets. The Company has no derivative contracts that are subject to master netting arrangements that are reflected gross on the Condensed Consolidated Balance Sheets.

	As of March 31, 2026
	Fair Value Hierarchy			Total Gross Fair Value	Effect of Counter-party Netting	Net Carrying Value on Balance Sheet
(in millions)	Level 1	Level 2	Level 3
Assets:
Money market funds	$5.9	$—	$—	$5.9	N/A	$5.9
Commodity contracts	208.8	0.1	—	208.9	(208.9)	—
Liabilities:
Commodity contracts	300.3	7.1	—	307.4	(208.9)	98.5
Renewable energy credit and emissions obligations	—	653.5	—	653.5	—	653.5

	As of December 31, 2025
	Fair Value Hierarchy			Total Gross Fair Value	Effect of Counter-party Netting	Net Carrying Value on Balance Sheet
(in millions)	Level 1	Level 2	Level 3
Assets:
Money market funds	$14.2	$—	$—	$14.2	N/A	$14.2
Commodity contracts	8.2	11.9	—	20.1	(9.7)	10.4
Liabilities:
Commodity contracts	9.6	0.1	—	9.7	(9.7)	—
Renewable energy credit and emissions obligations	—	574.8	—	574.8	—	574.8

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
•Renewable energy credit and emissions obligations primarily represent the Company’s liability for the purchase of (i) biofuel credits (primarily RINs in the United States) needed to satisfy its obligation to blend biofuels into the products the Company produces and (ii) emission credits under the AB 32 and similar programs (collectively, the “cap-and-trade systems”). To the degree the Company is unable to blend biofuels (such as ethanol and biodiesel) at percentages required under the biofuel programs, it must purchase biofuel credits to comply with these programs. Under the cap-and-trade systems, it must purchase emission credits to comply with these systems. The liability for environmental credits is in part based on the Company’s deficit for such credits as of the balance sheet date, if any, after considering any credits acquired, and is equal to the product of the credits deficit and the market price of these credits as of the balance sheet date. To the extent that the Company has a better estimate of the cost at which it settles its obligation, such as agreements to purchase RINs or cap-and-trade credits at prices other than the current spot price, the Company considers those costs in valuing the remaining obligation. The environmental credit obligations are categorized in Level 2 of the fair value hierarchy and are measured at fair value using a market approach based on quoted prices from an independent pricing service.
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
Non-qualified pension plan assets are measured at fair value using a market approach based on published net asset values of mutual funds as a practical expedient. As of March 31, 2026 and December 31, 2025 approximately $18.6 million was included within Deferred charges and other assets, net for these non-qualified pension plan assets.
There were no transfers between levels during the three months ended March 31, 2026 or March 31, 2025.

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Fair value of debt
The table below summarizes the carrying value and fair value of debt as of March 31, 2026 and December 31, 2025.

	March 31, 2026		December 31, 2025
(in millions)	Carrying value	Fair value	Carrying value	Fair value
2028 6.00% Senior Notes (a)	$801.6	$801.6	$801.6	$794.6
2030 9.875% Senior Notes (a)	800.0	858.7	800.0	824.3
2030 7.875% Senior Notes (a)	500.0	514.2	500.0	481.3
Revolving Credit Facility (b)	750.0	750.0	100.0	100.0
	2,851.6	2,924.5	2,201.6	2,200.2
Less - Unamortized deferred financing costs	(37.6)	N/A	(41.0)	N/A
Unamortized discount	(11.7)	N/A	(12.3)	N/A
Long-term debt	$2,802.3	$2,924.5	$2,148.3	$2,200.2
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

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12. DERIVATIVES
The Company uses derivative instruments to mitigate certain exposures to commodity price risk. The Company also enters into economic hedges primarily consisting of commodity derivative contracts that are not designated as hedges and are used to manage price volatility in certain crude oil and feedstock inventories as well as crude oil, feedstock, and refined product sales or purchases. The objective in entering into economic hedges is consistent with the objectives discussed above for fair value hedges. As of March 31, 2026, there were 32,820,000 barrels of crude oil and 3,025,000 barrels of refined products (5,889,000 and 4,037,000, respectively, as of December 31, 2025), outstanding under short and long term commodity derivative contracts not designated as hedges representing the notional value of the contracts.
The Company also uses derivative instruments to mitigate the risk associated with the price of credits needed to comply with various governmental and regulatory environmental compliance programs. For such contracts that represent derivatives, the Company elects the normal purchase normal sale exception under ASC 815, Derivatives and Hedging, and therefore does not record them at fair value.
The following tables provide information regarding the fair values of derivative instruments as of March 31, 2026 and December 31, 2025, and the line items in the Condensed Consolidated Balance Sheets in which fair values are reflected.

Description	Balance Sheet Location	Fair Value Asset/(Liability)
		(in millions)
Derivatives not designated as hedging instruments:
March 31, 2026:
Commodity contracts	Accounts receivable	$(98.5)
December 31, 2025:
Commodity contracts	Accounts receivable	$10.4
The following table provides information regarding gains or losses recognized in income on derivative instruments and the line items in the Condensed Consolidated Statements of Operations in which such gains and losses are reflected.

Description	Location of Gain or (Loss) Recognized in Income on Derivatives	Gain or (Loss) Recognized in Income on Derivatives
		(in millions)
Derivatives not designated as hedging instruments:
For the three months ended March 31, 2026:
Commodity contracts	Cost of products and other	$(208.8)
For the three months ended March 31, 2025:
Commodity contracts	Cost of products and other	$(1.3)
There were no fair value hedges for the three months ended March 31, 2026 or 2025.

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
Logistics
The Company’s Logistics segment is comprised of PBFX, a partnership formed to own or lease, operate, develop, and acquire crude oil and refined products terminals, pipelines, storage facilities, and similar logistics assets. PBFX’s assets primarily consist of rail and truck terminals and unloading racks, tank farms and pipelines that were acquired from or contributed by PBF LLC and are located at, or nearby, the Company’s refineries. PBFX provides various rail, truck and marine terminaling services, pipeline transportation services, and storage services to PBF Holding and/or its subsidiaries and third-party customers through fee-based commercial agreements. PBFX currently does not generate significant third-party revenues and intersegment related-party revenues are eliminated in consolidation. From a PBF Energy perspective, the Company’s chief operating decision maker evaluates the Logistics segment as a whole without regard to any of PBFX’s individual operating segments.
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

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Disclosures regarding the Company’s reportable segments with reconciliations to consolidated totals for the three months ended March 31, 2026 and 2025 are presented below.

	Three Months Ended March 31, 2026
(in millions)	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Revenues	$7,899.8	$93.2	$—	$(88.7)	$7,904.3
Cost of products and other	6,862.9	3.2	—	(84.2)	6,781.9
Operating expenses (income)	661.2	32.2	—	(4.5)	688.9
Depreciation and amortization expense	146.7	8.3	3.8	—	158.8
Other segment (income) expenses, net (1)	(106.2)	1.8	79.5	—	(24.9)
Income (loss) from operations	335.3	47.6	(83.3)	—	299.6
Interest (income) expense, net	(16.4)	(0.2)	58.7	—	42.1
Capital expenditures (2)	316.1	1.6	2.4	—	320.1

	Three Months Ended March 31, 2025
	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Revenues	$7,057.1	$94.5	$—	$(85.2)	$7,066.4
Cost of products and other	6,665.4	2.6	—	(80.9)	6,587.1
Operating expenses (income)	706.3	29.8	—	(4.3)	731.8
Depreciation and amortization expense	158.6	9.1	3.6	—	171.3
Other segment expenses, net (1)	—	1.6	85.8	—	87.4
Income (loss) from operations	(473.2)	51.4	(89.4)	—	(511.2)
Interest (income) expense, net	(4.5)	(0.2)	41.6	—	36.9
Capital expenditures	215.6	2.4	0.3	—	218.3

	Balance at March 31, 2026
	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Total assets (3)	$13,103.3	$670.0	$984.5	$(39.2)	$14,718.6

	Balance at December 31, 2025
	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Total assets (3)	$11,469.1	$683.4	$906.3	$(38.9)	$13,019.9
__________________________________
(1) Other segment (income) expenses, net include General and administrative expenses (excluding depreciation and amortization expenses), Gain on insurance recoveries, net, Equity (gain) loss in investee, and Loss on sale of assets.
(2) For the three months ended March 31, 2026, the Company’s refining segment Capital expenditures exclude $189.4 million of costs associated with the rebuild of units damaged by the Martinez refinery fire.
(3) As of March 31, 2026 and December 31, 2025, Corporate assets include the Company’s Equity method investment in SBR of $833.4 million and $826.3 million, respectively.

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
The following table sets forth the computation of basic and diluted net income (loss) per share of PBF Energy Class A common stock attributable to PBF Energy for the periods presented:

	Three Months Ended March 31,
(in millions, except share and per share amounts)	2026	2025
Basic Earnings Per Share:
Allocation of earnings:
Net income (loss) attributable to PBF Energy Inc. stockholders	$198.3	$(401.8)
Less: Income allocated to participating securities	—	—
Income (loss) available to PBF Energy Inc. stockholders - basic	$198.3	$(401.8)
Denominator for basic net income (loss) per PBF Energy Class A common share - weighted average shares	117,194,615	113,754,290
Basic net income (loss) attributable to PBF Energy per Class A common share	$1.69	$(3.53)

Diluted Earnings Per Share:
Numerator:
Income (loss) available to PBF Energy Inc. stockholders - basic	$198.3	$(401.8)
Plus: Net income (loss) attributable to noncontrolling interest (1)	1.8	(4.1)
Less: Income tax (benefit) expense on net income (loss) attributable to noncontrolling interest (1)	(0.5)	1.0
Numerator for diluted net income (loss) per PBF Energy Class A common share - net income (loss) attributable to PBF Energy Inc. stockholders (1)	$199.6	$(404.9)

Denominator: (1)
Denominator for basic net income (loss) per PBF Energy Class A common share-weighted average shares	117,194,615	113,754,290
Effect of dilutive securities: (2)
Conversion of PBF LLC Series A Units	862,219	862,780
Common stock equivalents	2,524,228	—
Denominator for diluted net income (loss) per PBF Energy Class A common share-adjusted weighted average shares	120,581,062	114,617,070
Diluted net income (loss) attributable to PBF Energy Inc. stockholders per PBF Energy Class A common share	$1.65	$(3.53)
___________________________________________
(1)    The diluted earnings per share calculation generally assumes the conversion of all outstanding PBF LLC Series A Units to PBF Energy Class A common stock. The net income (loss) attributable to PBF Energy used in the numerator of the diluted earnings per share calculation is adjusted to reflect the net income (loss), as well as the corresponding income tax (benefit) expense (based on a 26.0% estimated annualized statutory corporate tax rate for both the three months ended March 31, 2026 and 2025) attributable to the converted units.
(2)    Represents an adjustment to weighted-average diluted shares outstanding to assume the full exchange of common stock equivalents, including options and warrants for PBF LLC Series A Units and performance share units and options for shares of PBF Energy Class A common stock as calculated under the treasury stock method (to the extent the impact of such exchange would not be anti-dilutive). Common stock equivalents exclude the effects of performance share units and options and warrants to purchase 966,874 and 6,955,541 shares of PBF Energy Class A common stock and PBF LLC Series A Units because they are anti-dilutive for the three months ended March 31, 2026 and 2025, respectively. For periods showing a net loss, all common stock equivalents and unvested restricted stock are considered anti-dilutive.

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

15. SUBSEQUENT EVENTS
Dividend Declared
On April 30, 2026, PBF Energy announced a dividend of $0.275 per share on outstanding PBF Energy Class A common stock. The dividend is payable on May 29, 2026 to PBF Energy Class A common stockholders of record at the close of business on May 14, 2026.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the audited financial statements of PBF Energy included in the Annual Report on Form 10-K for the year ended December 31, 2025 and the unaudited financial statements and related notes included in this report. The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs and expected performance. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of a number of factors. We caution that assumptions, expectations, projections, intentions, or beliefs about future events may, and often do, vary from actual results and the differences can be material. Please see “Cautionary Note Regarding Forward-Looking Statements.”
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

As of March 31, 2026, PBF Energy owned 118,317,756 PBF LLC Series C Units and our current and former executive officers and directors and certain employees and others held 860,839 PBF LLC Series A Units (we refer to all of the holders of the PBF LLC Series A Units as “the members of PBF LLC other than PBF Energy”). As a result, the holders of our issued and outstanding shares of our PBF Energy Class A common stock have approximately 99.3% of the voting power in us, and the members of PBF LLC other than PBF Energy through their holdings of Class B common stock have approximately 0.7% of the voting power in us (99.3% and 0.7% as of December 31, 2025, respectively).
Recent Developments
Martinez Refinery Fire
On February 1, 2025, the Martinez refinery fire occurred. As a result of the Martinez refinery fire, the refinery was fully shut down until April 2025, when certain unaffected units, including the crude unit, were restarted and the refinery began producing limited quantities of gasoline, jet fuel, and intermediates. Investigations are being conducted by various regulatory agencies, including the California Department of Industrial Relations, the Division of Occupational Safety and Health (“CalOSHA”), the Bay Area Air District (“BAAD”), Contra Costa County (“CCC”), the Department of Justice (“DOJ”), the United States Attorney’s Office (“USAO”), and the Environmental Protection Agency (“EPA”). There are uncertainties around these inquiries and investigations and potential results and consequences, including whether any financial penalties will be assessed or changes to the operations of the Martinez refinery will result therefrom. At this time, the potential liabilities, including regulatory penalties, arising from the incident are unknown, and the full financial impact of this incident cannot reasonably be estimated.
Following completion of the construction activities in February, assets were transferred to Refinery Operations for commissioning and restart. The startup process extended beyond previous expectations due to the volume of safety and process checks required to ensure successful restoration of full operations. The Alkylation unit and Cat Feed Hydrotreater were successfully restarted and are producing finished products and intermediates required for the sequential startup of downstream units. The Fluid Catalytic Cracking unit is now in the restart process and expected to be producing finished products in early May.
We expect that the cost of repairs to the fire-damaged units and restoring the refinery to full operational status will be largely covered under our property insurance coverage, subject to our deductible and retentions totaling $30.0 million. Our insurance policy also includes business interruption coverage, which contains a 60-day waiting period. This coverage commenced on April 3, 2025. While we expect our insurance coverage will significantly offset the financial impact of the Martinez refinery fire, other than for the business interruption waiting period, deductibles and retentions, the timing of insurance proceeds may impact our results and our cash flow in a given reporting period.
Following the full restart of the Martinez refinery, it has achieved planned operating rates. Anticipated costs and insurance recoveries related to the Martinez refinery fire are based on information available to us as of the date of this filing, and are preliminary and subject to revision. In addition, neither the total amount nor timing of insurance recoveries is certain. During the three months ended March 31, 2026, we received $106.5 million of unallocated insurance proceeds. Since the date of the fire, we have received cumulative insurance proceeds, net of deductibles and retentions, of $1.0 billion.

Factors Affecting Comparability Between Periods
Our results have been affected by the following events, the understanding of which will aid in assessing the comparability of our period to period financial performance and financial condition.
Martinez Refinery Fire
On February 1, 2025, the Martinez refinery fire occurred. As a result, the refinery was fully shut down until April 2025, when certain unaffected units, including the crude unit, were restarted and the refinery began producing limited quantities of gasoline, jet fuel, and intermediates, while the remaining units remained offline. Investigations by various regulatory agencies are ongoing. Consequently, throughput volumes at the Martinez refinery in 2026 were significantly above 2025 levels.
During the three months ended March 31, 2026, we received $106.5 million of unallocated insurance proceeds, which were recognized as a Gain on insurance recoveries in the Condensed Consolidated Statements of Operations.
In addition, during the three months ended March 31, 2026 and 2025, we recorded operating expenses associated with the Martinez refinery fire of approximately $11.5 million and $78.1 million, respectively.
Costs Related to RBI Initiative
During the second quarter of 2025, we launched our RBI initiative as part of our ongoing strategic efforts to extract incremental value across our business. For the three months ended March 31, 2026, we recorded $9.4 million in expenses related to this initiative. These charges are reflected in General and administrative expenses on the Condensed Consolidated Statements of Operations.
Geopolitical Conflicts
Recent hostilities involving the United States, Israel, and Iran have disrupted global energy markets and trade flows, contributing to increased volatility in crude oil and refined product prices. Actions affecting regional shipping routes, including through the Strait of Hormuz, and impacts to certain Middle Eastern energy infrastructure have led to higher freight costs, longer transit times and supply chain disruptions. These conditions have supported higher global refining margins and increased demand for U.S. refined products during the period, while also resulting in higher and more volatile crude oil prices, increased feedstock costs and elevated working capital requirements. The net impact on our results of operations has varied based on the timing and magnitude of changes in crude oil prices and refined product margins. The extent to which these conditions will continue remains uncertain and dependent on future developments, including the duration and scope of the conflict, potential further disruptions to supply or transit routes and the response of global markets. We continue to monitor the situation and adjust our operations as appropriate.
Debt and Credit Facilities
Senior Notes
On March 17, 2025, we issued $800.0 million in aggregate principal amount of 9.875% senior unsecured notes due 2030 (the “2030 9.875% Senior Notes”). The net proceeds from the offering was approximately $776.0 million after deducting the initial purchasers’ discount and offering expenses. We used the net proceeds, to repay outstanding borrowings under PBF Holding’s asset-based revolving credit facility (the “Revolving Credit Facility”) and for general corporate purposes.

PBF Holding Revolving Credit Facility
The Revolving Credit Facility matures in August 2028 and has a maximum commitment of $3.5 billion, as stated in the amended and restated asset-based revolving credit agreement (the “Revolving Credit Agreement”). There were $750.00 million and $100.00 million outstanding borrowings under the Revolving Credit Facility as of March 31, 2026 and December 31, 2025, respectively.
Transactions with SBR
We and our subsidiaries have various agreements with SBR, primarily related to the sale and purchase of environmental credits and hydrocarbon products. Refer to “Note 5 - Related Party Transactions” of our Notes to Condensed Consolidated Financial Statements for transactions with SBR.
Tax Receivable Agreement
As of both March 31, 2026 and December 31, 2025, PBF Energy recognized a liability for the Tax Receivable Agreement of $168.2 million, reflecting the estimate of the undiscounted amounts that we expected to pay under the agreement. As future taxable income is recognized, increases in our Tax Receivable Agreement liability may be necessary in conjunction with the revaluation of deferred tax assets. In January 2025, we made payments under the Tax Receivable Agreement related to the 2023 tax year totaling $130.8 million, inclusive of $5.4 million of interest.

Results of Operations
The tables below reflect our consolidated financial and operating highlights for the three months ended March 31, 2026 and 2025 (amounts in millions, except per share data). We operate in two reportable business segments: Refining and Logistics. Our oil refineries, excluding the assets operated by PBFX, are all engaged in the refining of crude oil and other feedstocks into petroleum products, and represent the Refining segment. PBFX is an indirect wholly-owned subsidiary of PBF Energy that operates certain logistics assets such as crude oil and refined products terminals, pipelines, and storage facilities. PBFX’s operations represent the Logistics segment. We do not separately discuss our results by individual segments as our Logistics segment did not have any significant third-party revenues and a significant portion of its operating results are eliminated in consolidation.

	Three Months Ended March 31,
	2026	2025
Revenues	$7,904.3	$7,066.4
Cost and expenses:
Cost of products and other	6,781.9	6,587.1
Operating expenses (excluding depreciation and amortization expense as reflected below)	688.9	731.8
Depreciation and amortization expense	155.0	167.7
Cost of sales	7,625.8	7,486.6
General and administrative expenses (excluding depreciation and amortization expense as reflected below)	89.6	70.4
Depreciation and amortization expense	3.8	3.6
Gain on insurance recoveries, net	(106.5)	—
Equity (gain) loss in investee	(8.3)	17.0
Loss on sale of assets	0.3	—
Total cost and expenses	7,604.7	7,577.6
Income (loss) from operations	299.6	(511.2)
Other income (expense):
Interest expense (net of interest income of $3.5 and $4.5, respectively)	(42.1)	(36.9)
Other non-service components of net periodic benefit cost	1.0	0.3
Income (loss) before income taxes	258.5	(547.8)
Income tax expense (benefit)	58.3	(141.9)
Net income (loss)	200.2	(405.9)
Less: net income (loss) attributable to noncontrolling interest	1.9	(4.1)
Net income (loss) attributable to PBF Energy Inc. stockholders	$198.3	$(401.8)
Consolidated gross margin	$278.5	$(420.2)
Gross refining margin (1)	$1,036.9	$391.7
Net income (loss) available to Class A common stock per share:
Basic	$1.69	$(3.53)
Diluted	$1.65	$(3.53)
_________________________________
(1) See Non-GAAP Financial Measures.

	Three Months Ended March 31,
Operating Highlights	2026	2025
Key Operating Information
Production (bpd in thousands)	841.2	732.7
Crude oil and feedstocks throughput (bpd in thousands)	844.2	730.4
Total crude oil and feedstocks throughput (millions of barrels)	76.0	65.7
Consolidated gross margin per barrel of throughput	$3.66	$(6.39)
Gross refining margin, excluding special items, per barrel of throughput (1)	$9.53	$5.96
Refining operating expense, per barrel of throughput	$8.70	$10.74

Crude and feedstocks (% of total throughput) (2)
Heavy	24%	28%
Medium	39%	36%
Light	21%	22%
Other feedstocks and blends	16%	14%
Total throughput	100%	100%

Yield (% of total throughput)
Gasoline and gasoline blendstocks	43%	48%
Distillates and distillate blendstocks	34%	35%
Lubes	1%	1%
Chemicals	1%	1%
Other	21%	15%
Total yield	100%	100%
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

	Three Months Ended March 31,
(dollars per barrel, except as noted)	2026	2025
Dated Brent crude oil	$81.51	$75.64
West Texas Intermediate (WTI) crude oil	$72.73	$71.47
Light Louisiana Sweet (LLS) crude oil	$75.33	$74.38
Alaska North Slope (ANS) crude oil	$77.55	$75.83
Crack Spreads
Dated Brent (NYH) 2-1-1	$26.48	$16.89
WTI (Chicago) 4-3-1	$19.39	$13.73
LLS (Gulf Coast) 2-1-1	$29.95	$17.27
ANS (West Coast-LA) 4-3-1	$36.65	$23.09
ANS (West Coast-SF) 3-2-1	$40.92	$25.55
Crude Oil Differentials
Dated Brent (foreign) less WTI	$8.77	$4.18
Dated Brent less Maya (heavy, sour)	$14.26	$10.51
Dated Brent less WTS (sour)	$10.21	$3.86
Dated Brent less ASCI (sour)	$7.28	$3.32
WTI less WCS (heavy, sour)	$15.51	$13.18
WTI less Bakken (light, sweet)	$2.00	$1.74
WTI less Syncrude (light, sweet)	$1.13	$2.69
WTI less LLS (light, sweet)	$(2.59)	$(2.91)
WTI less ANS (light, sweet)	$(4.82)	$(4.37)
Effective RIN basket price	$8.76	$4.75
Natural gas (dollars per MMBTU)	$3.47	$3.87
Three Months Ended March 31, 2026 Compared to the Three Months Ended March 31, 2025
Overview— PBF Energy net income was $200.2 million for the three months ended March 31, 2026 compared to net loss of $405.9 million for the three months ended March 31, 2025. Net income attributable to PBF Energy stockholders was $198.3 million, or $1.65 per diluted share, for the three months ended March 31, 2026 ($1.65 per share on a fully-exchanged, fully-diluted basis based on adjusted fully-converted net income, or $(0.88) per share on a fully-exchanged, fully-diluted basis based on adjusted fully-converted net loss excluding special items, as described below in Non-GAAP Financial Measures), compared to net loss attributable to PBF Energy stockholders of $401.8 million, or $(3.53) per diluted share, for the three months ended March 31, 2025 ($(3.53) per share on a fully-exchanged, fully-diluted basis based on adjusted fully-converted net loss, or $(3.09) per share on a fully-exchanged, fully-diluted basis based on adjusted fully-converted net loss excluding special items, as described below in Non-GAAP Financial Measures). The net income (loss) attributable to PBF Energy stockholders represents PBF Energy’s equity interest in PBF LLC’s pre-tax income (loss), less applicable income tax benefit (expense). PBF Energy’s weighted-average equity interest in PBF LLC was 99.3% for both the three months ended March 31, 2026 and 2025.

Our results for the three months ended March 31, 2026 were positively impacted by special items consisting of a lower of cost or market (“LCM”) inventory adjustment of $313.0 million, or $231.6 million net of tax, a gain on insurance recoveries of $106.5 million, or $78.8 million net of tax, and our share of the adjustment to the SBR LCM inventory reserve of $9.4 million, or $7.0 million net of tax, partially offset by expenses associated with the Martinez refinery fire of approximately $11.5 million, or $8.5 million net of tax, and costs related to the RBI initiative of approximately $9.4 million, or $7.0 million net of tax. Our results for the three months ended March 31, 2025 were negatively impacted by special items consisting of expenses related to the Martinez refinery fire of approximately $78.1 million, or $57.8 million net of tax, partially offset by our share of the change to the SBR LCM inventory reserve of $8.7 million, or $6.4 million net of tax.
Excluding the impact of special items, our results for the three months ended March 31, 2026 reflect an overall increase in refining margins compared to the same period in 2025. The increase was primarily driven by favorable crack spreads and crude oil differentials, as well as higher throughput volumes and increased barrels sold across the majority of our refineries, partially offset by higher RFS compliance costs and interest expenses. Ongoing geopolitical conflicts affecting global supply and trade flows also contributed to these improvements.
Revenues— Revenues totaled $7.9 billion for the three months ended March 31, 2026 compared to $7.1 billion for the three months ended March 31, 2025, an increase of approximately $0.8 billion, or 11.3%. Revenues per barrel were $92.88 and $88.33 for the three months ended March 31, 2026 and 2025, respectively, an increase of 5.2% directly related to higher hydrocarbon commodity prices and sale volumes. For the three months ended March 31, 2026, the total throughput rates at our East Coast, Mid-Continent, Gulf Coast, and West Coast refineries averaged approximately 304,400 bpd, 144,000 bpd, 185,100 bpd, and 210,700 bpd, respectively. For the three months ended March 31, 2025, the total throughput rates at our East Coast, Mid-Continent, Gulf Coast, and West Coast refineries averaged approximately 262,200 bpd, 137,400 bpd, 157,800 bpd and 173,000 bpd, respectively. For the three months ended March 31, 2026, total barrels sold at our East Coast, Mid-Continent, Gulf Coast, and West Coast refineries averaged approximately 332,200 bpd, 154,200 bpd, 168,600 bpd, and 280,200 bpd, respectively. For the three months ended March 31, 2025, total barrels sold at our East Coast, Mid-Continent, Gulf Coast, and West Coast refineries averaged approximately 300,300 bpd, 143,000 bpd, 154,000 bpd and 291,600 bpd, respectively.
Overall average throughput rates at our refineries were higher for the three months ended March 31, 2026, primarily due to the restart of the Martinez refinery. In the prior-year period, increased maintenance activity and unplanned downtime related to the Martinez refinery fire negatively impacted throughput. We plan to continue operating our refineries in line with demand and prevailing market conditions. Total refined product barrels sold were higher than throughput rates, reflecting sales from inventory as well as sales and purchases of refined products outside our refineries.
Consolidated gross margin— Consolidated gross margin totaled $278.5 million for the three months ended March 31, 2026, compared to $(420.2) million for the three months ended March 31, 2025, an increase of approximately $698.7 million. Gross refining margin totaled $1,036.9 million, or $13.65 per barrel of throughput for the three months ended March 31, 2026 compared to $391.7 million, or $5.96 per barrel of throughput for the three months ended March 31, 2025, an increase of approximately $645.2 million. Gross refining margin excluding special items totaled $723.9 million, or $9.53 per barrel of throughput for the three months ended March 31, 2026. During the three months ended March 31, 2025, our refining margin calculations were not impacted by special items.
Consolidated gross margin and gross refining margin for the three months ended March 31, 2026 were positively impacted by the reversal of a prior-year non-cash LCM adjustment of approximately $313.0 million, driven by the increase in crude oil and refined product prices compared to the prior year. Consolidated gross margin, gross refining margin, and gross refining margin excluding special items increased due to favorable movements in crack spreads and crude oil differentials, as well as higher barrels sold at the majority of our refineries, partially offset by higher RFS compliance costs.

Additionally, our results continue to be impacted by significant costs to comply with the RFS. On March 27, 2026, the EPA finalized new RFS requirements for 2026 and 2027, which included a partial reallocation of small refinery exemptions that were granted for years 2023 to 2025 and revised renewable fuel volume requirements for 2026. Total RFS compliance costs were $278.0 million for the three months ended March 31, 2026 compared to $120.0 million for the three months ended March 31, 2025. The increase was primarily attributable to the newly finalized RFS requirements in addition to higher RIN prices in 2026 compared to 2025.
Average industry margins were notably more favorable during the three months ended March 31, 2026 in comparison to the same period in 2025, primarily due to geopolitical impacts on supply and demand dynamics.
Favorable movements in benchmark crude differentials typically result in lower crude costs and positively impact our earnings, while reductions in these benchmark crude differentials typically result in higher crude costs and negatively impact our earnings.
On the East Coast, the Dated Brent (NYH) 2-1-1 industry crack spread was approximately $26.48 per barrel, or 56.8% higher, in the three months ended March 31, 2026, as compared to $16.89 per barrel in the same period in 2025. Our margins were positively impacted from our refinery specific slate on the East Coast by strengthened Dated Brent/Maya and WTI/WCS differentials which increased by $3.75 and $2.33 per barrel, respectively, in comparison to the same period in 2025, which favorably impacted our cost of heavy crudes.
Across the Mid-Continent, the WTI (Chicago) 4-3-1 industry crack spread was $19.39 per barrel, or 41.2% higher, in the three months ended March 31, 2026 as compared to $13.73 per barrel in the same period in 2025. Our margins were negatively impacted from our refinery specific slate in the Mid-Continent by a weakened WTI/Syncrude differential, which decreased by $1.56 per barrel, in comparison to the same period in 2025.
On the Gulf Coast, the LLS (Gulf Coast) 2-1-1 industry crack spread was $29.95 per barrel, or 73.4% higher, in the three months ended March 31, 2026 as compared to $17.27 per barrel in the same period in 2025. Margins on the Gulf Coast were positively impacted from our refinery specific slate by a strengthened WTI/WTS differential, which averaged a discount of 10.21 per barrel for the three months ended March 31, 2026 as compared to a discount of 3.86 per barrel in the same period of 2025.
On the West Coast, the ANS (West Coast) 4-3-1 industry crack spread was $36.65 per barrel, or 58.7% higher, in the three months ended March 31, 2026 as compared to $23.09 per barrel in the same period in 2025. Additionally, the ANS (West Coast) 3-2-1 industry crack spread was $40.92 per barrel, or 60.2% higher, in the three months ended March 31, 2026 as compared to $25.55 per barrel in the same period in 2025. Our margins on the West Coast were negatively impacted from our refinery specific slate by a weakened WTI/ANS differential, which averaged a premium of $4.82 per barrel for the three months ended March 31, 2026 as compared to a premium of $4.37 per barrel in the same period of 2025.
Operating expenses— Operating expenses totaled $688.9 million for the three months ended March 31, 2026 compared to $731.8 million for the three months ended March 31, 2025, a decrease of approximately $42.9 million, or 5.9%. Of the total $688.9 million in operating expenses, $661.2 million or $8.70 per barrel of throughput, related to expenses incurred by the Refining segment, while the remaining $27.7 million related to expenses incurred by the Logistics segment ($706.3 million or $10.74 per barrel of throughput, and $25.5 million of operating expenses for the three months ended March 31, 2025 related to the Refining and Logistics segments, respectively). The decrease in operating expenses in comparison to the same period in 2025 was mainly attributable to lower maintenance expenses at our Martinez refinery related to the Martinez refinery fire, partially offset by higher outside services.

General and administrative expenses— General and administrative expenses totaled $89.6 million for the three months ended March 31, 2026 compared to $70.4 million for the three months ended March 31, 2025, an increase of approximately $19.2 million or 27.3%. The increase in general and administrative expenses in comparison to the same period in 2025 was primarily due to higher legal costs and costs incurred in connection with the RBI initiative. General and administrative expenses are comprised of personnel, facilities, and other infrastructure costs necessary to support our refineries and related logistics assets.
Depreciation and amortization expense— Depreciation and amortization expense totaled $158.8 million for the three months ended March 31, 2026 (including $155.0 million recorded within Cost of sales), compared to $171.3 million for the three months ended March 31, 2025 (including $167.7 million recorded within Cost of sales), representing a decrease of approximately $12.5 million. The decrease was primarily attributable to certain catalyst and turnaround costs that became fully amortized in 2025, partially offset by an increase in the fixed asset base resulting from capital projects and turnarounds completed since the first quarter of 2025.
Gain on insurance recoveries, net— There was a gain on insurance recoveries of $106.5 million, associated with the Martinez refinery fire for the three months ended March 31, 2026. There were no such gains for the three months ended March 31, 2025.
Equity (gain) loss in investee— There was a gain of $8.3 million and a loss of $17.0 million for the three months ended March 31, 2026 and 2025, respectively, related to our equity share of our investment in SBR.
Loss on sale of assets— There was a loss of $0.3 million for the three months ended March 31, 2026 primarily related to the sale of non-operating refinery assets. There were no such losses for the three months ended March 31, 2025.
Interest expense, net— Interest expense, net totaled $42.1 million for the three months ended March 31, 2026 compared to $36.9 million for the three months ended March 31, 2025, an increase of approximately $5.2 million. The net increase was primarily attributable to higher interest cost associated with the issuance of the 2030 9.875% Senior Notes in March 2025 and higher average outstanding borrowings under our Revolving Credit Facility, partially offset by increased capitalized interest related to the Martinez refinery rebuild. For the three months ended March 31, 2026, interest expense includes interest on long-term debt, letter of credit fees associated with the purchase of certain crude oils, and the amortization of deferred financing costs.
Income tax expense (benefit)— PBF LLC is organized as a limited liability company and PBFX is a partnership, both of which are treated as “flow-through” entities for federal income tax purposes and therefore are not subject to income tax. However, two subsidiaries of Chalmette Refining, L.L.C. (“Chalmette Refining”) and our Canadian subsidiary, PBF Energy Limited, are treated as C-Corporations for income tax purposes and may incur income taxes with respect to their earnings, as applicable. The members of PBF LLC are required to include their proportionate share of PBF LLC’s taxable income or loss on their respective tax returns. PBF LLC generally makes distributions to its members, per the terms of PBF LLC’s amended and restated limited liability company agreement, related to such taxes, on a pro-rata basis. PBF Energy recognizes an income tax expense or benefit in our Condensed Consolidated Financial Statements based on PBF Energy’s allocable share of PBF LLC’s pre-tax income or loss, which was approximately 99.3% on a weighted-average basis for both the three months ended March 31, 2026 and 2025. PBF Energy’s Condensed Consolidated Financial Statements do not reflect any benefit or provision for income taxes on the pre-tax income or loss attributable to the noncontrolling interest in PBF LLC (although, as described above, PBF LLC must make tax distributions to all its members on a pro-rata basis). PBF Energy’s effective tax rate, excluding the impact of noncontrolling interest, for the three months ended March 31, 2026 and 2025 was 22.7% and 26.1%, respectively. For the three months ended March 31, 2026, PBF Energy’s effective tax rate differs from the United States statutory rate, inclusive of state income taxes due to additional tax benefit as a result of equity-based compensation activity.

Noncontrolling interest— PBF Energy is the sole managing member of, and has a controlling interest in, PBF LLC. As the sole managing member of PBF LLC, PBF Energy operates and controls all of the business and affairs of PBF LLC and its subsidiaries. PBF Energy consolidates the financial results of PBF LLC and its subsidiaries. With respect to the consolidation of PBF LLC, we record a noncontrolling interest for the economic interest in PBF LLC held by members other than PBF Energy, and with respect to the consolidation of PBF Holding, we record a 20% noncontrolling interest for the ownership interests in two subsidiaries of Chalmette Refining held by a third party. The total noncontrolling interest on the Condensed Consolidated Statements of Operations represents the portion of the Company’s earnings or loss attributable to the economic interests held by members of PBF LLC other than PBF Energy and by the third-party stockholders of certain of Chalmette Refining’s subsidiaries. The total noncontrolling interest on the Condensed Consolidated Balance Sheets represents the portion of the Company’s net assets attributable to the economic interests held by the members of PBF LLC other than PBF Energy and by the third-party stockholders of the two Chalmette Refining subsidiaries. PBF Energy’s weighted-average equity noncontrolling interest ownership percentage in PBF LLC for both the three months ended March 31, 2026 and 2025 was approximately 0.7%. The carrying amount of the noncontrolling interest on our Condensed Consolidated Balance Sheets attributable to the noncontrolling interest is not equal to the noncontrolling interest ownership percentage due to the effect of income taxes and related agreements that pertain solely to PBF Energy.

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
Special Items
The Non-GAAP financial measures presented include Adjusted Fully-Converted Net Income (Loss) excluding special items, gross refining margin excluding special items, EBITDA excluding special items, and net debt to capitalization ratio excluding special items. Special items for the periods presented relate to LCM inventory adjustments, our share of the SBR LCM inventory adjustment, expenses associated with the Martinez refinery fire, gain on insurance recoveries, and costs related to the RBI initiative. See “Notes to Non-GAAP Financial Measures” below for more details on all special items disclosed. Although we believe that Non-GAAP financial measures, excluding the impact of special items, provide useful supplemental information to investors regarding the results and performance of our business and allow for helpful period-over-period comparisons, such Non-GAAP financial measures should only be considered as a supplement to, and not as a substitute for, or superior to, the financial measures prepared in accordance with GAAP.
Adjusted Fully-Converted Net Income (Loss) and Adjusted Fully-Converted Net Income (Loss) Excluding Special Items
PBF Energy utilizes results presented on an Adjusted Fully-Converted basis that reflect an assumed exchange of all PBF LLC Series A Units for shares of PBF Energy Class A common stock. In addition, we present results on an Adjusted Fully-Converted basis excluding special items as described above. We believe that these Adjusted Fully-Converted measures, when presented in conjunction with comparable GAAP financial measures, are useful to investors to compare PBF Energy results across different periods and to facilitate an understanding of our operating results.
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

The following table reconciles PBF Energy’s Adjusted Fully-Converted results with its results presented in accordance with GAAP for the three months ended March 31, 2026 and 2025 (in millions, except share and per share amounts):

	Three Months Ended March 31,
	2026	2025
Net income (loss) attributable to PBF Energy Inc. stockholders	$198.3	$(401.8)
Less: Income allocated to participating securities	—	—
Income (loss) available to PBF Energy Inc. stockholders - basic	198.3	(401.8)
Add: Net income (loss) attributable to noncontrolling interest (1)	1.8	(4.1)
Less: Income tax (expense) benefit (2)	(0.5)	1.0
Adjusted fully-converted net income (loss)	$199.6	$(404.9)
Special Items: (3)
Add: LCM inventory adjustment	(313.0)	—
Add: LCM inventory adjustment - SBR	(9.4)	(8.7)
Add: Martinez refinery fire expenses	11.5	78.1
Add: Gain on insurance recoveries, net	(106.5)	—
Add: Costs related to RBI initiative	9.4	—
Add: Recomputed income tax on special items	106.0	(18.1)
Adjusted fully-converted net income (loss) excluding special items	$(102.4)	$(353.6)
Weighted-average shares outstanding of PBF Energy Inc.	117,194,615	113,754,290
Conversion of PBF LLC Series A Units (4)	862,219	862,780
Common stock equivalents (5)	2,524,228	—
Fully-converted shares outstanding-diluted	120,581,062	114,617,070
Diluted net income (loss) per share	$1.65	$(3.53)
Adjusted fully-converted net income (loss) per fully exchanged, fully diluted shares outstanding (5)	$1.65	$(3.53)
Adjusted fully-converted net income (loss) excluding special items per fully exchanged, fully diluted shares outstanding (3) (5)	$(0.88)	$(3.09)
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
The following table presents our GAAP calculation of gross margin and a reconciliation of gross refining margin, and gross refining margin excluding special items, to the most directly comparable GAAP financial measure, consolidated gross margin, on a historical basis, as applicable, for each of the periods indicated (in millions, except per barrel amounts):

	Three Months Ended March 31,
	2026		2025
	$	per barrel of throughput	$	per barrel of throughput
Calculation of consolidated gross margin:
Revenues	$7,904.3	$104.03	$7,066.4	$107.50
Less: Cost of sales	7,625.8	100.37	7,486.6	113.89
Consolidated gross margin	$278.5	$3.66	$(420.2)	$(6.39)
Reconciliation of consolidated gross margin to gross refining margin and gross refining margin excluding special items:
Consolidated gross margin	$278.5	$3.66	$(420.2)	$(6.39)
Add: Logistics operating expense	32.2	0.42	29.8	0.46
Add: Logistics depreciation expense	8.3	0.11	9.1	0.14
Less: Logistics gross margin	(90.0)	(1.17)	(91.9)	(1.40)
Add: Refining operating expense	661.2	8.70	706.3	10.74
Add: Refining depreciation expense	146.7	1.93	158.6	2.41
Gross refining margin	$1,036.9	$13.65	$391.7	$5.96
Special items: (3)
Add: LCM inventory adjustment	(313.0)	(4.12)	—	—
Gross refining margin excluding special items	$723.9	$9.53	$391.7	$5.96
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
EBITDA, EBITDA excluding special items and Adjusted EBITDA are not presentations made in accordance with GAAP and our computation of EBITDA, EBITDA excluding special items, and Adjusted EBITDA may vary from others in our industry. In addition, Adjusted EBITDA contains some, but not all, adjustments that are taken into account in the calculation of the components of various covenants in the agreements governing our senior notes and other credit facilities. EBITDA, EBITDA excluding special items, and Adjusted EBITDA should not be considered as alternatives to income from operations or net income as measures of operating performance. In addition, EBITDA, EBITDA excluding special items, and Adjusted EBITDA are not presented as, and should not be considered, an alternative to cash flows from operations as a measure of liquidity. Adjusted EBITDA is defined as EBITDA before adjustments for items such as stock-based compensation expense, our share of SBR interest, depreciation, and amortization expense, LCM inventory adjustment, our share of the SBR LCM inventory adjustment, expenses associated with the Martinez refinery fire, gain on insurance recoveries, costs related to RBI initiative, and certain other non-cash items. Other companies, including other companies in our industry, may calculate EBITDA, EBITDA excluding special items and Adjusted EBITDA differently than we do, limiting their usefulness as comparative measures. EBITDA, EBITDA excluding special items and Adjusted EBITDA also have limitations as analytical tools and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of these limitations include that EBITDA, EBITDA excluding special items and Adjusted EBITDA:
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

The following tables reconcile net income (loss) as reflected in PBF Energy’s results of operations to EBITDA, EBITDA excluding special items and Adjusted EBITDA for the periods presented (in millions):

	Three Months Ended March 31,

	2026	2025
Net income (loss)	$200.2	$(405.9)
Add: Depreciation and amortization expense	158.8	171.3
Add: Interest expense, net	42.1	36.9
Add: Income tax expense (benefit)	58.3	(141.9)
EBITDA	$459.4	$(339.6)
Special Items (3)
Add: LCM inventory adjustment	(313.0)	—
Add: LCM inventory adjustment - SBR	(9.4)	(8.7)
Add: Martinez refinery fire expenses	11.5	78.1
Add: Gain on insurance recoveries, net	(106.5)	—
Add: Costs related to RBI initiative	9.4	—
EBITDA excluding special items	$51.4	$(270.2)

Reconciliation of EBITDA to Adjusted EBITDA:
EBITDA	$459.4	$(339.6)
Add: Stock-based compensation expense	8.4	11.4
Add: Interest, depreciation, and amortization expense - SBR (a)	8.9	16.6
Special Items: (3)
Add: LCM inventory adjustment	(313.0)	—
Add: LCM inventory adjustment - SBR	(9.4)	(8.7)
Add: Martinez refinery fire expenses	11.5	78.1
Add: Gain on insurance recoveries, net	(106.5)	—
Add: Costs related to RBI initiative	9.4	—
Adjusted EBITDA	$68.7	$(242.2)
——————————
(a) As of March 31, 2026, our share of SBR interest, depreciation, and amortization expense, recorded within Equity loss in investee in the Condensed Consolidated Statements of Operations, is treated as an adjustment to EBITDA. Prior-period amounts in the table above have been conformed to the 2026 presentation.

See Notes to Non-GAAP Financial Measures.

Net Debt to Capitalization Ratio and Net Debt to Capitalization Ratio Excluding Special Items
The total debt to capitalization ratio is calculated by dividing total debt by the sum of total debt and total equity. This ratio is a measurement that management believes is useful to investors in analyzing our leverage. Net debt and the net debt to capitalization ratio are Non-GAAP financial measures and should not be considered an alternative to any other measure of financial performance or liquidity presented in accordance with GAAP. Net debt is calculated by subtracting cash and cash equivalents from total debt. Total capitalization is calculated by adding total debt and total equity. We believe these measurements are also useful to investors since we have the ability to and may decide to use a portion of our cash and cash equivalents to retire or pay down our debt. Additionally, we have also presented the total debt to capitalization and net debt to capitalization ratios excluding the cumulative effects of special items on equity.

	March 31, 2026	December 31, 2025
Balance Sheet Data:
Cash and cash equivalents	$541.8	$527.9
Inventories	3,078.2	2,563.1
Total assets	14,718.6	13,019.9
Total debt	2,802.3	2,148.3
Net debt	2,260.5	1,620.4
Total equity	5,652.7	5,449.9
Total equity excluding special items (6)	4,044.3	4,143.5
Total capitalization	$8,455.0	$7,598.2

Total debt to capitalization ratio	33%	28%
Total debt to capitalization ratio, excluding special items (6)	41%	34%
Net debt to capitalization ratio	29%	23%
Net debt to capitalization ratio, excluding special items (6)	36%	28%
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
(2)    Represents an adjustment to reflect PBF Energy’s estimated annualized statutory corporate tax rate of approximately 26.0% for both the 2026 and 2025 periods, applied to net income (loss) attributable to noncontrolling interest for all periods presented. The adjustment assumes the full exchange of existing PBF LLC Series A Units as described in (1) above.
(3)    Special items:
LCM inventory adjustment - LCM is a GAAP requirement for inventory valuation that mandates inventory to be stated at the lower of cost or market. Our inventories are valued at the lower of cost or market with cost determined using the last-in, first-out (“LIFO”) inventory valuation methodology, under which the most recently incurred costs are charged to cost of sales and inventories are valued at base layer acquisition costs. Market price is determined based on an assessment of the current estimated replacement cost and net realizable selling price of the inventory. When the market price of our inventory declines substantially, cost values of inventory may exceed market values. In such instances, we record an adjustment to write down the value of inventory to market value in accordance with GAAP. In subsequent periods, the value of inventory is reassessed and an LCM inventory adjustment is recorded to reflect the net change in the LCM inventory reserve between periods. The net impact of these LCM inventory adjustments is included in the Refining segment’s income from operations, but excluded from the operating results presented, as applicable, to ensure comparability between periods.
PBF Energy LCM inventory adjustment - During the three months ended March 31, 2026, we reversed the $313.0 million LCM inventory reserve recorded at December 31, 2025. This reversal increased income from operations and net income by $313.0 million and $231.6 million, respectively, and resulted in no LCM inventory reserve at March 31, 2026. There were no such adjustments in the three months ended March 31, 2025.
SBR LCM inventory adjustment - During the three months ended March 31, 2026, SBR recorded adjustments to value its inventory to the LCM which increased its income from operations by $18.8 million. During the three months ended March 31, 2025, SBR recorded adjustments to value its inventory to the LCM which increased its income from operations by $17.4 million. Our Equity loss in investee includes our 50% share of these adjustments. For the three months ended March 31, 2026 and 2025, these LCM adjustments increased our income from operations by $9.4 million and $8.7 million, respectively ($7.0 million and $6.4 million, respectively, net of tax).
Martinez refinery fire expenses - During the three months ended March 31, 2026 and 2025, we recorded operating expenses associated with the Martinez refinery fire that decreased income from operations by $11.5 million and $78.1 million, respectively ($8.5 million and $57.8 million, respectively, net of tax).
Gain on insurance recoveries, net - During the three months ended March 31, 2026, we recorded gains on insurance recoveries associated with the Martinez refinery fire that increased income from operations and net income by $106.5 million and $78.8 million, respectively. There were no such gains in the three months ended March 31, 2025.

Costs related to RBI initiative - During the second quarter of 2025, we launched our RBI initiative as part of our ongoing strategic efforts to extract incremental value across our business. As a result, for the three months ended March 31, 2026, we recorded expenses related to the execution of this initiative that decreased income from operations and net income by $9.4 million and $7.0 million, respectively. These charges are included within General and administrative expenses. There were no such charges in the three months ended March 31, 2025.
Recomputed income tax on special items - The income tax impact on these special items is calculated using the tax rates shown in (2) above.
(4)    Represents an adjustment to weighted-average diluted shares outstanding to assume the full exchange of existing PBF LLC Series A Units as described in (1) above.
(5)    Represents weighted-average diluted shares outstanding assuming the conversion of all common stock equivalents, including options and warrants for PBF LLC Series A Units and performance share units and options for shares of PBF Energy Class A common stock as calculated under the treasury stock method (to the extent the impact of such exchange would not be anti-dilutive) for the three months ended March 31, 2026 and 2025, respectively. Common stock equivalents exclude the effects of performance share units and options and warrants to purchase 966,874 and 6,955,541 shares of PBF Energy Class A common stock and PBF LLC Series A Units because they are anti-dilutive for the three months ended March 31, 2026 and 2025, respectively. For periods showing a net loss, all common stock equivalents and unvested restricted stock are considered anti-dilutive.
(6)    Total Equity excluding special items is calculated in the table below:

(in millions)	March 31, 2026	December 31, 2025
Total equity	$5,652.7	$5,449.9
Special Items (Note 3)
Add: LCM inventory adjustment	(313.0)	—
Add: LCM inventory adjustment - SBR	(9.4)	—
Add: Interest, depreciation, and amortization expense - SBR	—	—
Add: Martinez refinery fire expenses	11.5	—
Add: Gain on insurance recoveries, net	(106.5)	—
Add: Costs related to RBI initiative	9.4	—
Add: Cumulative historical equity adjustments (a)	(1,753.3)	(1,753.3)
Less: Recomputed income tax on special items	552.9	446.9
Net impact of special items	(1,608.4)	(1,306.4)
Total equity excluding special items	$4,044.3	$4,143.5
——————————
(a) All prior year special items are reflected on an aggregate basis within “Cumulative historical equity adjustments” before recomputed income tax effect. Refer to the Company’s 2025 Annual Report on Form 10-K (“Notes to Non-GAAP Financial Measures” within Management’s Discussion and Analysis of Financial Condition and Results of Operations) for a listing of special items included in cumulative historical equity adjustments prior to 2026.

Liquidity and Capital Resources
Overview
Our primary sources of liquidity are our cash flows from operations, cash and cash equivalents and borrowing availability under our credit facility, as described below. We believe that our cash flows from operations and available capital resources will be sufficient to meet our and our subsidiaries’ capital expenditures, working capital needs, dividend payments, debt service requirements, share repurchases under our share repurchase program, and PBF Energy’s obligations under the Tax Receivable Agreement, for the next twelve months. However, our ability to generate sufficient cash flow from operations depends, in part, on petroleum oil market pricing and general economic, political, and other factors beyond our control. As of March 31, 2026, we are in compliance with all covenants, including financial covenants, in all our debt agreements.
Cash Flow Analysis
Cash Flows from Operating Activities
Net cash used in operating activities was $323.7 million for the three months ended March 31, 2026 compared to net cash used in operating activities of $661.4 million for the three months ended March 31, 2025. Our operating cash flows for the three months ended March 31, 2026 include net changes in operating assets and liabilities reflecting uses of cash of $339.7 million, primarily driven by the timing of collection of accounts receivable and inventory purchase, partially offset by the timing of payments of accrued expenses. In addition, operating cash flows included a non-cash LCM inventory adjustment of $313.0 million, a gain on insurance recoveries of $106.5 million, and a gain from equity method investment of $8.3 million, partially offset by our net income of $200.2 million, depreciation and amortization of $163.5 million, deferred income taxes of $57.9 million, pension and other post-retirement benefits costs of $13.5 million, stock-based compensation expense of $8.4 million, and a loss on sale of assets of $0.3 million. Our operating cash flows for the three months ended March 31, 2025 included our net loss of $405.9 million, net changes in operating assets and liabilities reflecting uses of cash of $329.8 million, primarily driven by the timing of inventory purchases and payments made under the Tax Receivable Agreement, and deferred income taxes of $142.4 million, partially offset by depreciation and amortization of $175.2 million, loss from equity method investment of $17.0 million, pension and other post-retirement benefits costs of $13.1 million, and stock-based compensation expense of $11.4 million.
Cash Flows from Investing Activities
Net cash used in investing activities was $401.8 million for the three months ended March 31, 2026 compared to net cash used in investing activities of $217.5 million for the three months ended March 31, 2025. The net cash used in investing activities for the three months ended March 31, 2026 was comprised of cash outflows for capital expenditures totaling $349.4 million, expenditures for refinery turnarounds of $136.9 million, and expenditures for other assets of $23.2 million, partially offset by insurance proceeds of $106.5 million, and a return of capital from our equity method investee of $1.2 million. The net cash used in investing activities for the three months ended March 31, 2025 was comprised of cash outflows for capital expenditures totaling $111.0 million, expenditures for refinery turnarounds of $92.7 million, and expenditures for other assets of $14.6 million, partially offset by a return of capital from our equity method investee of $0.8 million.

Cash Flows from Financing Activities
Net cash provided by financing activities was $739.4 million for the three months ended March 31, 2026 compared to net cash provided by financing activities of $811.4 million for the three months ended March 31, 2025. For the three months ended March 31, 2026, net cash provided by financing activities consisted of net proceeds from draws on our Revolving Credit Facility of $650.0 million, net proceeds from insurance premium financing of $96.5 million, and transactions made in connection with stock-based compensation plans of $27.8 million, partially offset by dividends and distributions of $31.9 million, and payments on finance leases of $3.0 million. For the three months ended March 31, 2025, net cash provided by financing activities consisted of cash proceeds of $788.5 million from the issuance of the 2030 9.875% Senior Notes and net proceeds from insurance premium financing of $74.1 million, partially offset by dividends and distributions of $31.5 million, deferred financing costs and other of $12.0 million, transactions made in connection with stock-based compensation plans of $4.7 million, and payments on finance leases of $3.0 million. Additionally, during the three months ended March 31, 2025, we borrowed and repaid $1,150.0 million under our Revolving Credit Facility resulting in no net change to amounts outstanding for the three months ended March 31, 2025.
Liquidity
As of March 31, 2026, our operational liquidity was approximately $2.4 billion (approximately $2.3 billion as of December 31, 2025), which consists of approximately $500.0 million of cash, and more than $1.9 billion of borrowing availability under our Revolving Credit Facility, which includes our cash on hand.
As of March 31, 2026, outstanding letters of credit totaled approximately $197.0 million.
We may incur additional indebtedness in the future, including secured indebtedness, subject to the satisfaction of any debt incurrence and, if applicable, lien incurrence limitation covenants in our existing financing agreements. Although we were in compliance with incurrence covenants during the three months ended March 31, 2026, there are no assurances in the future that we will be able to meet these incurrence covenants at the time we are required to do so. Failure to meet the incurrence covenants could impose certain incremental restrictions on, among other matters, our ability to incur new debt (including secured debt) and also may limit the extent to which we may pay future dividends, make acquisitions or investments, repurchase our outstanding debt or stock or incur new liens.
Share Repurchases
Our Board of Directors has authorized the repurchase of PBF Energy’s Class A common stock (as amended from time to time, the “Repurchase program”). The Repurchase Program allows for share repurchases up to $1.75 billion and does not have an expiration date. To date, we have purchased approximately 24,113,897 shares of PBF Energy's Class A common stock under the Repurchase Program for $1,018.0 million, inclusive of commissions paid, through open market transactions. We may make additional share repurchases in the future, but we are not obligated to purchase any shares under the Repurchase Program, and repurchases could be suspended or discontinued at any time without prior notice.
Working Capital
Our working capital at March 31, 2026 was $1,394.7 million, consisting of $5,831.3 million in total current assets, and $4,436.6 million in total current liabilities. Our working capital at December 31, 2025 was approximately $782.5 million, consisting of $4,451.8 million in total current assets, and $3,669.3 million in total current liabilities.

Capital Spending
Capital spending was $320.1 million for the three months ended March 31, 2026, net of $189.4 million in costs related to the rebuild of units damaged in the Martinez refinery fire. As of March 31, 2026, the fire-related rebuild costs have been largely recovered through insurance proceeds. The net capital spend was primarily comprised of annual maintenance and turnaround cost across our refineries, including a planned turnaround at the Torrance refinery. Capital spending also included costs associated with safety related enhancements and facility improvements at our refineries and logistics assets. Excluding Martinez rebuild costs, we currently expect to spend an aggregate of approximately $885.0 million to $925.0 million in 2026 for facility improvements and refinery maintenance and turnarounds, as well as expenditures to meet environmental, regulatory and safety requirements.
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
During the three months ended March 31, 2026, we received $106.5 million of unallocated insurance proceeds. Since the date of the fire, we have received cumulative insurance proceeds, net of deductibles and retentions, of $1.0 billion. We expect to be able to negotiate future interim payments through final settlement of the claim. The timing and amount of any agreed future interim payments will be dependent on the quantum of actual, covered expenditures and calculated losses.
Crude and Feedstock Supply Agreements
We currently purchase all of our crude and feedstock needs from various suppliers, primarily through short-term and spot market agreements.
Tax Receivable Agreement Obligation
PBF Energy has recognized, as of both March 31, 2026 and December 31, 2025, a liability for the Tax Receivable Agreement of $168.2 million, reflecting the estimated undiscounted amounts that PBF Energy expects to pay under the agreement, net of any deferred tax asset valuation allowance recognized in accordance with Accounting Standards Codification (“ASC”) 740, Income Taxes. As future taxable income is recorded, increases in PBF Energy’s Tax Receivable Agreement liability may be necessary in conjunction with the revaluation of deferred tax assets. If PBF Energy does not have taxable income, PBF Energy generally is not required (absent a change of control or circumstances requiring an early termination payment) to make payments under the Tax Receivable Agreement for that taxable year because no benefit will have been actually realized. However, any tax benefits that do not result in realized benefits in a given tax year will likely generate tax attributes that may be utilized to generate benefits in previous or future tax years. The utilization of such tax attributes will result in payments under the Tax Receivable Agreement.
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
Dividends and Distributions
PBF Energy
On April 30, 2026, PBF Energy announced a dividend of $0.275 per share on outstanding PBF Energy Class A common stock. The dividend is payable on May 29, 2026 to PBF Energy Class A common stockholders of record at the close of business on May 14, 2026. PBF LLC intends to make pro-rata distributions of approximately $32.1 million, or $0.275 per unit to its members, including PBF Energy, which in turn intends to use this distribution to fund the dividend payments to the shareholders of PBF Energy.
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
At March 31, 2026 and December 31, 2025, we had gross open commodity derivative contracts representing 35.8 million barrels and 9.9 million barrels, respectively, with an unrealized net loss of $98.5 million and net gain of $10.4 million, respectively. The open commodity derivative contracts as of March 31, 2026 expire at various times during 2026.

We carry inventories of crude oil, intermediates, and refined products (“hydrocarbon inventories”) on our Condensed Consolidated Balance Sheets, the values of which are subject to fluctuations in market prices. Our hydrocarbon inventories totaled approximately 36.0 million barrels and 34.0 million barrels at March 31, 2026 and December 31, 2025, respectively. The average cost of our hydrocarbon inventories was approximately $80.45 and $79.36 per barrel on a LIFO basis at March 31, 2026 and December 31, 2025, respectively. The results as of December 31, 2025 exclude the net impact of an $313.0 million LCM inventory adjustment. At March 31, 2026, the replacement value of inventory exceeded the LIFO carrying value, resulting in the full reversal of the previously recorded LCM inventory reserve. If market prices of our inventory decline to a level below our average cost, we may be required to write down the carrying value of our hydrocarbon inventories to market.
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
Interest Rate Risk
The maximum commitment under our Revolving Credit Facility is $3.5 billion. Borrowings under the Revolving Credit Facility bear interest either at the Alternative Base Rate plus the Applicable Margin or at the Term SOFR plus the Applicable Margin, all as defined in the Revolving Credit Agreement. At March 31, 2026, we had $750.0 million outstanding balance in variable interest debt. If this facility were fully drawn, a 1.0% change in the interest rate would increase or decrease our interest expense by approximately $25.1 million annually.
Credit Risk
We are subject to risk of losses resulting from nonpayment or nonperformance by our counterparties. We continue to closely monitor the creditworthiness of customers to whom we grant credit and establish credit limits in accordance with our credit policy.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We conducted evaluations, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”)) as of March 31, 2026. Based upon these evaluations, as required by Exchange Act Rule 13a-15(b), the principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective as of March 31, 2026.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal controls over financial reporting during the quarter ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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
On November 24, 2022, the Martinez refinery experienced a catalyst release. An investigation is being conducted by the DOJ, the USAO, and the EPA. At this time, the potential liabilities, including regulatory penalties, arising from the incident are unknown, and the full financial impact of this incident cannot reasonably be estimated.
In connection with the Martinez refinery fire, investigations are being conducted by various regulatory agencies, including the CalOSHA, the BAAD, CCC, the DOJ, the USAO, and the EPA. There are uncertainties around these inquiries and investigations and potential results and consequences, including whether any financial penalties will be assessed or changes to the operations of the Martinez refinery will result therefrom. To date, the BAAD has issued a total of twenty-two (22) NOVs relating to the Martinez refinery fire. At this time, the potential liabilities, including regulatory penalties, arising from the incident are unknown, and the full financial impact of this incident cannot reasonably be estimated.
On February 17, 2017, in Arnold Goldstein, et al. v. Exxon Mobil Corporation, et al., we and PBF LLC, PBF Western Region LLC (“PBF Western Region”), Torrance Refining Company LLC (“Torrance Refining”) and the manager of our Torrance refinery along with Exxon Mobil Corporation (“ExxonMobil”) were named as defendants in a putative class action filed in the Superior Court of California, County of Los Angeles, alleging negligence, nuisance, trespass, and strict liability claims arising from a February 18, 2015 electrostatic precipitator (“ESP”) explosion at the Torrance refinery, which at the time was owned and operated by ExxonMobil, and subsequent operations by Torrance Refining after the acquisition of the Torrance refinery in July 2016. To the extent the claims relate to the ESP explosion, ExxonMobil retained responsibility for any resulting liabilities pursuant to the agreement relating to the acquisition of the Torrance refinery. On July 2, 2018, the Court granted leave for plaintiffs to file a second amended complaint alleging groundwater contamination and added an additional plaintiff, Youssef. On October 15, 2019, the Court granted certification of two limited classes of with Youssef as the sole class representative and named plaintiff, related to trespass claims for ground contamination (“Ground Subclass”) and nuisance for air emissions (“Air Subclass”). On May 5, 2021, the Court granted leave for plaintiffs to a third amended complaint to substitute Navarro for Youssef. On July 5, 2022, the Court issued a final order ruling that plaintiffs’ motion to substitute Navarro as class Representative was denied and decertifying both of plaintiffs’ proposed Air and Ground Subclasses. The order provided that the case will proceed with Navarro as the sole plaintiff. On October 30, 2023, plaintiff appealed the Court’s ruling to the Ninth Circuit. On April 15, 2025, the Ninth Circuit issued a ruling that reversed the

Court’s dismissal of the individual trespass claim and vacated the decertification of the Ground Subclass. The Ninth Circuit, however, affirmed the Court’s grant of summary judgment as to plaintiff’s individual nuisance claims and decertification of the Air Subclass. On August 12, 2025, the Ninth Circuit remanded the case back to the Court regarding the trespass claim and Ground Subclass decertification for reconsideration. On March 23, 2026, the Court agreed that further briefing is required regarding class representative substitution and renewed class certification for the Ground Subclass. We intend to continue to defend this matter vigorously. Based on information currently available, we do not believe that the ultimate resolution of this matter will have a material adverse effect on our financial position, results of operations, or cash flows.
Beginning in August 2023, Martinez Refining Company LLC (“MRC”) and, in certain cases, we and PBF Western Region, have been named as defendants in a series of related class and individual actions arising from MRC’s operations in Martinez, California (collectively, the “Martinez Actions”). The complaints generally allege claims including negligence, public and private nuisance, trespass, premises liability, strict liability for ultrahazardous activities, and, in one action, alleged Clean Air Act (“CAA”) violations and claims for medical and environmental monitoring. The actions are pending in the U.S. District Court for the Northern District of California. The first-filed action, Piscitelli et al. v. Martinez Refining Company LLC, commenced on August 16, 2023, as a putative class action. On April 10, 2024, plaintiffs filed a first amended complaint to add plaintiff Malan and dismiss plaintiff Zanzucchi. On June 17, 2024, the Court granted plaintiffs’ motion to dismiss plaintiff Piscitelli. On September 30, 2025, the Court denied plaintiffs’ motion for class certification. Plaintiffs did not appeal that ruling. The other actions that have been filed include Alena Cruz and Shannon Payne vs. PBF Energy Inc., et. al, a putative class action; Jennifer Frye, et al. v. Martinez Refining Company LLC, filed by 18 individual plaintiffs; Alice Saliba, et al. v. Martinez Refining Company LLC, filed by 285 individual plaintiffs; Elizabeth Silvestri, et al. v. Martinez Refining Company LLC, filed by 195 individual plaintiffs; Robert Manning, et al. v. Martinez Refining Company LLC filed by 204 individual plaintiffs; and Canning v. Martinez Refining Company LLC, filed by two individual plaintiffs. In the Cruz case, on April 4, 2024, the Cruz Court dismissed all wrongly named PBF entities and plaintiffs’ CAA and medical monitoring claims. In the Frye case, on December 17, 2024, the Frye Court issued a ruling partially dismissing some of plaintiffs’ claims. In the Canning Case, the case was removed from state to federal court, and on November 14, 2025, plaintiffs filed a first amended complaint limiting their claims to only alleged property damages associated with the November 24, 2022 catalyst release. On April 15, 2025, the Piscitelli Court ordered the Piscitelli, Cruz, Frye, Saliba, Silvestri, and Manning cases related for coordination of common core issues. Subsequently, on July 16, 2025, the Piscitelli Court also related the Canning case for common core issues. On January 29, 2026, the Piscitelli Court issued a scheduling order for the Martinez Actions with discovery and certain motion practice continuing through first quarter of 2028. The Martinez Actions are currently in the early phase of discovery. Based on information currently available, we do not believe that the ultimate resolution of the Martinez Actions will have a material adverse effect on our financial position, results of operations, or cash flows.
On December 21, 2023, the EPA Region 5 issued a Finding of Violation (“FOV”) alleging violations of the CAA, 42 U.S.C. §§ 7411, 7412, and regulations promulgated under those sections, of the National Emission Standard for Benzene Waste Operations at 40 C.F.R. Part 61, Subpart FF, of the New Source Performance Standards for Volatile Organic Compounds from Petroleum Wastewater Systems at 40 C.F.R. Part 60, Subpart QQQ, and of our CAA Title V operating permit for the Wastewater Treatment Unit at our Toledo refinery. This FOV followed an EPA compliance inspection at the Toledo refinery conducted in September 2023. We have been engaged in discussions with the EPA to resolve these matters, but we cannot currently estimate the timing of the resolution or the amount of any potential civil penalties. We presently believe the outcome will not have a material impact on our financial position, results of operations, or cash flows.

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

Item 1A. Risk Factors
The following risk factors supplement and/or update the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025:
Our financial results could be impacted by uncertainty in U.S. trade policy, including uncertainty surrounding changes in tariffs, trade agreements or other trade restrictions imposed by the U.S. or other governments.
Our business can be impacted by changes in tariffs, changes or repeals of trade agreements or the imposition of other trade restrictions or retaliatory actions imposed by various governments, the status, duration and scope of which remain uncertain and unpredictable. Throughout 2025, the U.S. presidential administration announced broad-based tariffs on goods imported from certain countries where we purchase feedstocks. Certain tariffs remain in effect and continue to apply to certain of our purchases, which could increase our costs and adversely affect our results of operations. If the provisions of those tariffs are maintained, we would expect added market volatility, with the longer term impacts to our refining and marketing margin uncertain. On February 20, 2026, in Learning Resources, Inc., et al., v. Trump, President of the United States, et al., the U.S. Supreme Court issued an opinion that limited the President’s authority to impose certain tariffs under emergency powers, which may create additional uncertainty regarding the scope, duration, and implementation of existing and future tariff measures, as well as potential legislative or regulatory responses. In addition, evolving legal, political or regulatory developments relating to tariffs, and their impact on global trade relationships and geopolitical tensions, remain uncertain. Other effects of these changes, including responsive actions from governments and the unpredictability of U.S. governmental action and response, could also have significant impacts on our business, capital expenditures, and results of operations.
Regulation of emissions of GHGs could force us to incur increased capital expenditures and operating costs and could have a material adverse effect on our results of operations and financial condition.
The U.S. federal government under previous presidential administrations took a number of actions to address GHG emissions. For example, both houses of Congress actively considered legislation to reduce emissions of GHGs, such as carbon dioxide and methane, including proposals to: (i) establish a cap-and-trade system, (ii) create a federal renewable energy or “clean” energy standard requiring electric utilities to provide a certain percentage of power from such sources, and (iii) create enhanced incentives for use of renewable energy and increased efficiency in energy supply and use. In addition, the EPA has taken steps to regulate GHGs under the existing federal CAA. The EPA has adopted regulations limiting GHG emissions for light-and medium-duty vehicles and heavy-duty highway vehicles. The EPA has also adopted regulations addressing the permitting of GHG emissions from stationary sources, and requiring the reporting of GHG emissions from specified large GHG emission sources, including refineries. However, the current U.S. presidential administration has expressed a different approach with respect to U.S. climate, environmental, and energy policies and has revoked many of the existing executive orders and directives, and has indicated an intention to modify or eliminate many of the aforementioned laws and regulations, several of which are also currently being litigated, or may be subject to future legal challenges. However, the ultimate timing and outcome with respect to any modifications or eliminations of such laws and regulations, which may require action by the U.S. Congress or a federal agency or department, as well as pending or future litigation, are currently unknown and are subject to considerable uncertainty. It is also currently uncertain whether and to what extent any U.S. state and local governments may still pursue the prior administration’s agenda on such matters.
In addition, various states, individually as well as in some cases on a regional basis, have taken steps to control GHG emissions, including adoption of GHG reporting requirements, cap-and-trade systems and renewable portfolio standards. For example, the State of California’s AB 32 imposes a statewide cap on GHG emissions, including emissions from transportation fuels, with the aim of returning the state to 1990 emission levels by 2020.

Also, in September 2016, the State of California enacted Senate Bill 32, which further reduces GHG emissions targets to 40 percent below 1990 levels by 2030. Two regulations implemented to achieve these goals are: (i) the cap-and-trade program that was implemented by California Air Resources Board (“CARB”) in 2012 and amended in September 2025 by Assembly Bill 1207 and Senate Bill 840, to among other things, extend the program through 2045 and renamed it the Cap-and-Invest program (we refer to the amended program as the “Cap-and-Trade” program) and (ii) the Low Carbon Fuel Standard (“LCFS”), which was adopted by CARB in 2009. As originally adopted and currently in place, the Cap-and-Trade program places a cap on GHG emissions and requires us to acquire a sufficient number of credits to cover emissions from our refineries and our in-state sales of gasoline and diesel; the 2025 amendments to the Cap-and-Trade program are subject to the promulgation of additional rules. While it is currently uncertain whether and to what extent we will incur increased costs as a result of the Cap-and-Trade program regulatory requirements, if such costs are material, it could adversely affect our financial condition, results of operations and cash flows. As adopted, the LCFS required a 10% reduction in the carbon intensity of gasoline and diesel by 2020. In 2022, California enacted Assembly Bill 1279 which requires the state to achieve a GHG reduction target of 85 percent below 1990 levels by 2045 and overall carbon neutrality by 2045. CARB also amended the LCFS in 2024 to require a 30 percent reduction by 2030 and 90 percent reduction by 2045 in the carbon intensity of transportation fuels (compared to a 2010 baseline). Compliance is achieved through blending lower carbon intensity biofuels into gasoline and diesel or by purchasing credits. Compliance with each of these programs is facilitated through a market-based credit system. If sufficient credits are unavailable for purchase, if we are unable to pass through costs to our customers, if we have to pay a higher price for credits and/or if we are otherwise unable to meet our compliance obligations, our financial condition, results of operations and cash flows could be materially adversely affected.
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
U.S. and global markets have experienced volatility and disruption following the escalation of geopolitical tensions, including Russia’s military action in Ukraine since February 2022, armed hostilities and protests in the middle east, disruptions in international shipping resulting from attacks by armed groups on cargo ships, and, more recently, military actions initiated by the United States and Israel against targets in Iran from February 2026 and subsequent retaliatory actions by Iran across the region, including threats to, or potential disruptions of, transit through key waterways such as the Strait of Hormuz, through which a significant portion of global oil and natural gas supply is transported. Additionally, Houthi officials in Yemen have indicated a continued readiness to resume or escalate attacks on shipping and key waterways in the Red Sea corridor, particularly in response to further escalation of the conflict involving Iran. Major container carriers and tanker operators have suspended or rerouted certain vessel transits, which may lead to increased transit times and freight costs, and disruption to global supply chains. These hostilities have disrupted and may further disrupt the flow of oil, refined petroleum products and related commodities, and have contributed to, and may continue to contribute to, price increases and broader economic volatility. The Brent crude oil spot price rose sharply in March 2026 following, and in connection with, the onset of military action in the region and has remained elevated. These developments have increased uncertainty in the global macroeconomic and geopolitical environment and contributed to volatility in crude oil and refined product markets. Further escalation by the United States, Israel or other countries, and any retaliatory measures by Iran, including potential attacks on regional infrastructure or additional disruptions to key transit routes, could increase our costs, reduce demand for our products or otherwise adversely affect our business, financial condition and results of operations.
Although the length and impact of these ongoing and evolving conflicts are highly unpredictable, they have led and may continue to lead to market disruptions, including significant volatility in crude oil prices, changes in crude oil differentials, and dislocations in global trade flows. As a result, we may experience impacts to our feedstock sourcing, refining margins, and working capital requirements. Furthermore, a protracted conflict between Ukraine and Russia, escalation of hostilities involving Iran, or broader regional instability may result in additional financial and economic sanctions, import and/or export controls, or other governmental actions imposed by the United States, the United Kingdom, the European Union, Canada and others, which may adversely affect the global economy, market conditions and our business, financial condition, cash flows and results of operations, and could cause the market value of our Class A common stock to decline.
Any further political instability, military strikes, sustained military campaigns, terrorist activity or changes in foreign policy in areas or regions of the world where we acquire crude oil and other raw materials or sell our refined products may affect our business in unpredictable ways, including causing disruptions to supplies, distribution channels and market demand, increasing the cost or limiting the availability of certain crude oil grades, and requiring us to modify our crude sourcing strategies. We may also be subject to U.S. trade and economic sanctions laws, which change frequently as a result of foreign policy developments and may necessitate changes to our crude oil acquisition activities.
Further, like other industrial companies, our facilities or those of third parties on which we rely may be the target of terrorist activities or subject to catastrophic events such as natural disasters and pandemics. Any act of war, terrorism, or other catastrophic event that damages, or otherwise disrupts the operations of, any of our refineries or key third-party facilities could have a material adverse effect on our business, results of operations and financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Exchange of PBF LLC Series A Units to PBF Energy Class A Common Stock
In the three months ended March 31, 2026, a total of 1,941 PBF LLC Series A Units were exchanged for 1,941 shares of PBF Energy Class A common stock in transactions exempt from registration under Section 4(a)(2) of the Securities Act, none of which were made by our executive officers or directors. We received no other consideration in connection with these exchanges.
Share Repurchase Program
Our Board of Directors has authorized the Repurchase Program. The Repurchase Program allows for share repurchases of up to $1.75 billion and has no expiration date. These repurchases can be made from time to time through various methods, including open market transactions, block trades, accelerated share repurchases, privately negotiated transactions or otherwise, certain of which could be effected through Rule 10b5-1 plans. The timing and number of shares repurchased depends on a variety of factors, including price, capital availability, legal requirements, and economic and market conditions. We are not obligated to purchase any shares under the Repurchase Program, and repurchases could be suspended or discontinued at any time without prior notice.
During the three months ended March 31, 2026, we did not purchase any shares of PBF Energy’s Class A common stock under the Repurchase Program. Approximately $732.0 million shares remain available for purchase under the plan.

Item 5. Other Information
Securities Trading Plans of Directors and Executive Officers
During the three months ended March 31, 2026, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of PBF Energy securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits
The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this report and such Exhibit Index is incorporated herein by reference.
EXHIBIT INDEX

Exhibit Number	Description

10.1*/**	Consent and Agreement dated as of December 31, 2025 between Thomas O’Connor and PBF Investments LLC

10.02**	Amendment of PBF Energy Inc. 2025 Equity Incentive Plan (incorporated by reference to Appendix A to PBF Energy Inc.’s Definitive Proxy Statement on Schedule 14A filed on March 17, 2026 (File No. 001-35764))

31.1*	Certification of Matthew C. Lucey, Chief Executive Officer of PBF Energy Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Joseph Marino, Chief Financial Officer of PBF Energy Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1* (1)	Certification of Matthew C. Lucey, Chief Executive Officer of PBF Energy Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2* (1)	Certification of Joseph Marino, Chief Financial Officer of PBF Energy Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
———————

*	Filed herewith.
**	Indicates management compensatory plan or arrangement.
(1)	This exhibit should not be deemed to be “filed” for purposes of Section 18 of the Exchange Act.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PBF Energy Inc.

Date:	April 30, 2026	By:	/s/ Joseph Marino
Joseph Marino Senior Vice President, Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)