Form 10-Q
period 2026-09-30
PBF Energy Inc.
filed 2026-10-29
CIK 1534504

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 23, 2026, PBF Energy Inc. had 121,325,133 shares of Class A common stock and 7 shares of Class B common stock outstanding.

PBF ENERGY INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2026

EXPLANATORY NOTE
This Quarterly Report on Form 10-Q is filed by PBF Energy Inc. (“PBF Energy”) which is a holding company whose primary asset is an equity interest in PBF Energy Company LLC (“PBF LLC”). PBF Energy is the sole managing member of, and owner of an equity interest representing approximately 99.3% of the outstanding economic interests in PBF LLC as of September 30, 2026. PBF Energy operates and controls all of the business and affairs and consolidates the financial results of PBF LLC and its subsidiaries. PBF LLC is a holding company for the companies that directly and indirectly own and operate our business. PBF Holding Company LLC (“PBF Holding”) is a wholly owned subsidiary of PBF LLC and is the parent company for our refining operations. PBF Finance Corporation is a wholly owned subsidiary of PBF Holding. PBF Logistics LP (“PBFX”) is an indirect wholly owned subsidiary of PBF Energy and a direct subsidiary of PBF LLC that owns and operates logistics assets that support our refining operations. Collectively, PBF Energy and its consolidated subsidiaries, including PBF LLC, PBF Holding, and PBFX are referred to hereinafter as the “Company” unless the context otherwise requires.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains certain “forward-looking statements”, as defined in the Private Securities Litigation Reform Act of 1995 (“PSLRA”), of expected future developments that involve risks and uncertainties. You can identify forward-looking statements because they contain words such as “believes,” “expects,” “may,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates,” “anticipates” or similar expressions that relate to our strategy, plans, intentions, expectations, or projections. All statements we make relating to our estimated and projected earnings, margins, costs, expenditures, cash flows, growth rates, and financial results or to our strategies, objectives, intentions, resources, and expectations regarding future industry trends are forward-looking statements made under the safe harbor provisions of the PSLRA except to the extent such statements relate to the operations of a partnership or limited liability company. In addition, we, through our senior management, from time to time make forward-looking public statements concerning our expected future operations and performance and other developments. These forward-looking statements are subject to risks and uncertainties that may change at any time, and, therefore, our actual results may differ materially from those that we expected. We derive many of our forward-looking statements from our operating budgets and forecasts, which are based on many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and, of course, it is impossible for us to anticipate all factors that could affect our actual results.
Important factors that could cause actual results to differ materially from our expectations, which we refer to as “cautionary statements,” are disclosed under “Management's Discussion and Analysis of Financial Condition and Results of Operations”, “Risk Factors”, and elsewhere in this Form 10-Q, the Annual Report on Form 10-K for the year ended December 31, 2025 of PBF Energy, which we refer to as our 2025 Annual Report on Form 10-K, and in our other filings with the United States Securities and Exchange Commission (“SEC”). All forward-looking information in this Quarterly Report on Form 10-Q and subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements. Some of the factors that we believe could affect our results include:
•supply, demand, prices, and other market conditions for our products or crude oil, including volatility in commodity prices or constraints arising from federal, state, or local governmental actions (including restrictions or an outright ban on certain or all product exports) or environmental and/or social activists that reduce crude oil production or availability in the regions in which we operate our pipelines and facilities;
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
•the risk and uncertainties associated with the fire on February 1, 2025 at our Martinez refinery (the “Martinez refinery fire”), including the safe completion of the scheduled hydrocracker complex turnaround, the anticipated amount and timing of the remaining insurance recoveries related to the Martinez refinery fire, and the results and consequences of any governmental and regulatory investigations related to the Martinez refinery fire;
•the risk and uncertainties associated with operational disruptions at any of our refineries, such as the fire on May 8, 2026 at our Chalmette refinery, which potentially include property damage, equipment outages due to the timing of repairs, potential reductions in throughput, and the results and consequences of any governmental and regulatory investigations or legal proceedings related thereto;

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
•our expectations and timing with respect to any acquisition and investment activities and whether such acquisitions and investments are accretive or dilutive to stockholders;
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
•our obligations under the indebtedness of PBF Holding that is exchangeable for shares of our common stock under certain circumstances and the extent to which our Class A common stock may be diluted as a result of any exchanges of such indebtedness;
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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
PBF ENERGY INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in millions, except share and per share data)

	September 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$2,544.3	$527.9
Accounts receivable	2,070.8	1,166.7
Inventories	3,215.1	2,563.1
Prepaid and other current assets	201.0	194.1
Total current assets	8,031.2	4,451.8
Property, plant, and equipment (net of accumulated depreciation of $2,605.1 and $2,393.1, respectively)	6,151.2	5,517.8
Equity method investment in SBR	896.9	826.3
Lease right of use assets	590.5	759.7
Deferred charges and other assets, net	1,564.2	1,464.3
Total assets	$17,234.0	$13,019.9
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$776.6	$801.2
Accrued expenses	4,048.1	2,662.9
Deferred revenue	32.0	20.8
Current operating lease liabilities	163.2	184.4
Current debt	20.7	—
Total current liabilities	5,040.6	3,669.3
Long-term debt	2,097.7	2,148.3
Payable pursuant to Tax Receivable Agreement	168.2	168.2
Deferred tax liabilities	1,157.8	763.6
Long-term operating lease liabilities	400.5	543.0
Long-term financing lease liabilities	16.1	25.8
Other long-term liabilities	249.3	251.8
Total liabilities	9,130.2	7,570.0
Commitments and contingencies (Note 6)
Equity:
PBF Energy Inc. equity
Class A common stock, $0.001 par value, 1,000,000,000 shares authorized, 121,325,133 shares outstanding at September 30, 2026, 116,937,076 shares outstanding at December 31, 2025	0.1	0.1
Class B common stock, $0.001 par value, 1,000,000 shares authorized, 7 shares outstanding at September 30, 2026, 12 shares outstanding at December 31, 2025	—	—
Preferred stock, $0.001 par value, 100,000,000 shares authorized, no shares outstanding at September 30, 2026 and December 31, 2025	—	—
Treasury stock, at cost, 32,292,923 shares outstanding at September 30, 2026 and 32,042,692 shares outstanding at December 31, 2025	(1,250.9)	(1,237.6)
Additional paid in capital	3,510.4	3,397.3
Retained earnings	5,686.1	3,149.9
Accumulated other comprehensive income	10.3	9.8
Total PBF Energy Inc. equity	7,956.0	5,319.5
Noncontrolling interest	147.8	130.4
Total equity	8,103.8	5,449.9
Total liabilities and equity	$17,234.0	$13,019.9
See notes to condensed consolidated financial statements.

PBF ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in millions, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues	$12,132.8	$7,651.1	$31,715.4	$22,192.8
Cost and expenses:
Cost of products and other	9,107.6	6,839.3	25,591.4	20,170.1
Operating expenses (excluding depreciation and amortization expense as reflected below)	688.0	613.5	2,047.0	1,977.0
Depreciation and amortization expense	166.5	159.1	481.0	484.7
Cost of sales	9,962.1	7,611.9	28,119.4	22,631.8
General and administrative expenses (excluding depreciation and amortization expense as reflected below)	127.4	74.0	365.6	224.7
Depreciation and amortization expense	4.1	3.6	11.5	10.8
Gain on insurance recoveries, net	—	(250.0)	(356.5)	(439.0)
Equity (income) loss in investee	(62.4)	19.7	(98.2)	41.0
Loss (gain) on sale of assets	0.7	(94.0)	1.0	(94.2)
Total cost and expenses	10,031.9	7,365.2	28,042.8	22,375.1
Income (loss) from operations	2,100.9	285.9	3,672.6	(182.3)
Other income (expense):
Interest expense (net of interest income of $16.6, $8.6, $28.1 and $17.2, respectively)	(27.2)	(50.3)	(111.3)	(141.0)
Loss on extinguishment of debt	(28.0)	—	(30.2)	—
Other non-service components of net periodic benefit cost	1.4	0.4	3.7	1.0
Income (loss) before income taxes	2,047.1	236.0	3,534.8	(322.3)
Income tax expense (benefit)	503.8	64.3	876.3	(82.7)
Net income (loss)	1,543.3	171.7	2,658.5	(239.6)
Less: net income (loss) attributable to noncontrolling interest	14.0	1.6	24.5	(2.7)
Net income (loss) attributable to PBF Energy Inc. stockholders	$1,529.3	$170.1	$2,634.0	$(236.9)

Weighted-average shares of Class A common stock outstanding
Basic	120,131,825	115,734,251	118,575,273	113,845,472
Diluted	122,756,464	117,958,349	121,541,269	114,708,252
Net income (loss) available to Class A common stock per share:
Basic	$12.73	$1.47	$22.21	$(2.08)
Diluted	$12.54	$1.45	$21.82	$(2.08)
See notes to condensed consolidated financial statements.

PBF ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited, in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income (loss)	$1,543.3	$171.7	$2,658.5	$(239.6)
Other comprehensive income (loss):
Unrealized (loss) gain on available for sale securities	(0.8)	0.3	(0.7)	1.1
Net gain on pension and other post-retirement benefits	0.1	0.2	1.2	0.4
Total other comprehensive income (loss)	(0.7)	0.5	0.5	1.5
Comprehensive income (loss)	1,542.6	172.2	2,659.0	(238.1)
Less: comprehensive income (loss) attributable to noncontrolling interest	14.0	1.6	24.5	(2.7)
Comprehensive income (loss) attributable to PBF Energy Inc. stockholders	$1,528.6	$170.6	$2,634.5	$(235.4)

See notes to condensed consolidated financial statements.

PBF ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(unaudited, in millions, except share and per share data)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Income) Loss	Treasury Stock		Noncontrolling Interest	Total Equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance, June 30, 2026	118,516,190	$0.1	11	$—	$3,453.7	$4,189.9	$11.0	32,248,584	$(1,247.7)	$138.4	$6,545.4
Comprehensive income (loss)	—	—	—	—	—	1,529.3	(0.7)	—	—	14.0	1,542.6
Distributions to PBF Energy Company LLC members	—	—	—	—	—	—	—	—	—	(4.4)	(4.4)
Dividends (0.275 per common share)	—	—	—	—	—	(33.1)	—	—	—	—	(33.1)
Stock-based compensation expense	—	—	—	—	6.5	—	—	—	—	—	6.5
Transactions in connection with stock-based compensation plans	2,820,486	—	—	—	70.2	—	—	—	—	—	70.2
Exchange of PBF Energy Company LLC Series A Units for PBF Energy Class A common stock	32,796	—	(4)	—	0.2	—	—	—	—	(0.2)	—
Purchase of the 2032 Exchangeable Notes capped call, net of tax	—	—	—	—	(20.2)	—	—	—	—	—	(20.2)
Treasury stock purchases	(44,339)	—	—	—	—	—	—	44,339	(3.2)	—	(3.2)
Balance, September 30, 2026	121,325,133	$0.1	7	$—	$3,510.4	$5,686.1	$10.3	32,292,923	$(1,250.9)	$147.8	$8,103.8

Balance, June 30, 2025	115,761,609	$0.1	12	$—	$3,357.1	$2,965.2	$(7.0)	31,741,995	$(1,228.8)	$129.7	$5,216.3
Comprehensive income	—	—	—	—	—	170.1	0.5	—	—	1.6	172.2
Distributions to PBF Energy Company LLC members	—	—	—	—	—	—	—	—	—	(0.3)	(0.3)
Dividends ($0.275 per common share)	—	—	—	—	—	(31.8)	—	—	—	—	(31.8)
Stock-based compensation expense	—	—	—	—	6.6	—	—	—	—	—	6.6
Transactions in connection with stock-based compensation plans	168,984	—	—	—	3.5	—	—	—	—	—	3.5
Treasury stock purchases	(79,048)	—	—	—	—	—	—	79,048	(1.8)	—	(1.8)
Balance, September 30, 2025	115,851,545	$0.1	12	$—	$3,367.2	$3,103.5	$(6.5)	31,821,043	$(1,230.6)	$131.0	$5,364.7

See notes to condensed consolidated financial statements.

PBF ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(unaudited, in millions, except share and per share data)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Noncontrolling Interest	Total Equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance, December 31, 2025	116,937,076	$0.1	12	$—	$3,397.3	$3,149.9	$9.8	32,042,692	$(1,237.6)	$130.4	$5,449.9
Comprehensive income	—	—	—	—	—	2,634.0	0.5	—	—	24.5	2,659.0
Distributions to PBF Energy Company LLC members	—	—	—	—	—	—	—	—	—	(6.9)	(6.9)
Dividends ($0.825 per common share)	—	—	—	—	—	(97.8)	—	—	—	—	(97.8)
Stock-based compensation expense	—	—	—	—	21.4	—	—	—	—	—	21.4
Transactions in connection with stock-based compensation plans	4,603,550	—	—	—	111.7	—	—	—	—	—	111.7
Exchange of PBF Energy Company LLC Series A Units for PBF Energy Class A common stock	34,738	—	(5)	—	0.2	—	—	—	—	(0.2)	—
Purchase of the 2032 Exchangeable Notes capped call, net of tax	—	—	—	—	(20.2)	—	—	—	—	—	(20.2)
Treasury stock purchases	(250,231)	—	—	—	—	—	—	250,231	(13.3)	—	(13.3)
Balance, September 30, 2026	121,325,133	$0.1	7	$—	$3,510.4	$5,686.1	$10.3	32,292,923	$(1,250.9)	$147.8	$8,103.8

Balance, December 31, 2024	115,311,992	$0.1	12	$—	$3,338.7	$3,436.2	$(8.0)	31,479,723	$(1,222.8)	$134.4	$5,678.6
Comprehensive income (loss)	—	—	—	—	—	(236.9)	1.5	—	—	(2.7)	(238.1)
Distributions to PBF Energy Company LLC members	—	—	—	—	—	—	—	—	—	(0.7)	(0.7)
Dividends ($0.825 per common share)	—	—	—	—	—	(95.8)	—	—	—	—	(95.8)
Stock-based compensation expense	—	—	—	—	23.8	—	—	—	—	—	23.8
Transactions in connection with stock-based compensation plans	880,873	—	—	—	4.7	—	—	—	—	—	4.7
Treasury stock purchases	(341,320)	—	—	—	—	—	—	341,320	(7.8)	—	(7.8)
Balance, September 30, 2025	115,851,545	$0.1	12	$—	$3,367.2	$3,103.5	$(6.5)	31,821,043	$(1,230.6)	$131.0	$5,364.7

See notes to condensed consolidated financial statements.

PBF ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in millions)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$2,658.5	$(239.6)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	506.4	508.9
Stock-based compensation expense	25.2	29.8
Deferred income taxes	401.7	(84.0)
Non-cash lower of cost or market inventory adjustment	(313.0)	—
Loss on extinguishment of debt	30.2	—
Pension and other post-retirement benefit costs	39.9	39.4
Gain on insurance recoveries, net	(356.5)	(439.0)
Insurance proceeds	102.9	118.0
(Income) loss from equity method investment	(98.2)	41.0
Loss (gain) on sale of assets	1.0	(94.2)

Changes in operating assets and liabilities:
Accounts receivable	(904.2)	38.1
Inventories	(339.0)	(147.4)
Prepaid and other current assets	(7.0)	38.0
Accounts payable	26.6	64.0
Accrued expenses	1,408.3	(125.8)
Deferred revenue	11.2	(15.1)
Payment related to Tax Receivable Agreement	—	(125.4)
Other assets and liabilities	(51.2)	(51.3)
Net cash provided by (used in) operating activities	$3,142.8	$(444.6)

Cash flows from investing activities:
Expenditures for property, plant, and equipment	$(594.9)	$(415.6)
Expenditures for deferred turnaround costs	(305.2)	(296.6)
Expenditures for other assets	(38.6)	(52.0)
Purchase of hydrogen plants	(46.5)	—
Proceeds from sale of assets	—	170.3
Equity method investment - return of capital	23.8	2.5
Insurance proceeds	253.6	132.0
Net cash used in investing activities	$(707.8)	$(459.4)

See notes to condensed consolidated financial statements.

PBF ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(unaudited, in millions)

	Nine Months Ended September 30,
	2026	2025
Cash flows from financing activities:
Dividend payments	$(96.4)	$(94.0)
Distributions to PBF Energy Company LLC members other than PBF Energy	(6.9)	(0.7)
Payments on Promissory Note related to hydrogen plant purchase	(1.1)	—
Proceeds from 2034 7.25% Senior Notes	500.0	—
Redemption of 2028 6.00% Senior Notes	(801.6)	—
Redemption of 2030 7.875% Senior Notes	(519.7)	—
Proceeds from 2030 9.875% Senior Notes	—	788.5
Proceeds from issuance of 2032 Exchangeable Notes	550.0	—
Proceeds from revolver borrowings	1,100.0	3,075.0
Repayments of revolver borrowings	(1,200.0)	(2,925.0)
Payments on financing leases	(9.1)	(8.4)
Proceeds from insurance premium financing	158.7	99.4
Payments of insurance premium financing	(122.2)	(69.1)
Payment for 2032 Exchangeable Notes capped call	(27.7)	—
Transactions in connection with stock-based compensation plans, net	98.3	(3.1)
Deferred financing costs and other, net	(40.9)	(12.7)
Net cash (used in) provided by financing activities	$(418.6)	$849.9

Net change in cash and cash equivalents	2,016.4	(54.1)
Cash and cash equivalents, beginning of period	527.9	536.1
Cash and cash equivalents, end of period	$2,544.3	$482.0

Supplemental cash flow disclosures
Non-cash activities:
Accrued and unpaid capital expenditures	$110.3	$120.9
Assets acquired or remeasured under operating and financing leases	194.8	107.4
Hydrogen plants acquired through Promissory Note issuance	341.1	—
Cash paid during the period for:
Interest (net of capitalized interest of $36.5 and $19.3 in 2026 and 2025, respectively)	$156.8	$150.1
Income taxes	108.6	3.1

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
PBF Energy holds a 99.3% economic interest in PBF LLC as of September 30, 2026 through its ownership of PBF LLC Series C Units, which are held solely by PBF Energy. Holders of PBF LLC Series A Units, which are held by parties other than PBF Energy (“the members of PBF LLC other than PBF Energy”), hold the remaining 0.7% economic interest in PBF LLC. In addition, the amended and restated limited liability company agreement of PBF LLC provides that any PBF LLC Series A Units acquired by PBF Energy will automatically be reclassified as PBF LLC Series C Units in connection with such acquisition.
PBF LLC, together with its consolidated subsidiaries, owns and operates oil refineries and related facilities in North America. Additionally, PBF LLC, together with its subsidiaries, owns an interest in an equity method investment in St. Bernard Renewables LLC (“SBR”) that owns and operates a biorefinery co-located with the Chalmette refinery in Louisiana.
Collectively, PBF Energy and its consolidated subsidiaries, are referred to hereinafter as the “Company” unless the context otherwise requires.
Basis of Presentation
The unaudited condensed consolidated financial information furnished herein reflects all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, considered necessary for a fair presentation of the financial position and the results of operations and cash flows of the Company for the periods presented. All intercompany accounts and transactions have been eliminated in consolidation. These unaudited Condensed Consolidated Financial Statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. These interim Condensed Consolidated Financial Statements should be read in conjunction with the PBF Energy financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2025. The results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for the full year.
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
Hydrogen Plants Asset Purchase
On September 9, 2026, PBF LLC closed on an agreement with Air Products West Coast Hydrogen LLC (“Air Products”) to acquire two hydrogen production plants located at the Torrance refinery (the “Hydrogen Plants Asset Purchase”) that were previously subject to operating lease arrangements. Upon closing, PBF LLC became the owner of the hydrogen plants, which, following a transition period with Air Products, will be operated by its subsidiary, Torrance Refining Company LLC.
The consideration for the Hydrogen Plants Asset Purchase included a cash payment of $44.8 million at closing, plus related transaction costs, and a promissory note issued by PBF LLC and guaranteed by PBF Energy (the “Promissory Note”). The Promissory Note was issued on September 9, 2026, in connection with the transaction and was initially recorded as debt of approximately $341.1 million. Refer to “Note 4 - Credit Facilities and Debt” for further information.
As a result of the Hydrogen Plants Asset Purchase, the Company recognized property, plant and equipment associated with the acquired hydrogen production plants of approximately $388.4 million and derecognized the operating lease liability and related right-of-use asset associated with the hydrogen plants of approximately $139.7 million and $140.2 million, respectively.
Martinez Refinery Fire
On February 1, 2025, a fire occurred at the Company’s Martinez refinery, which is owned and operated by its subsidiary, Martinez Refining Company LLC (“MRC”), while the Martinez refinery was in the preliminary stages of its previously announced turnaround (the “Martinez refinery fire”). As a result, the Martinez refinery was fully shut down until April 2025, when certain unaffected units, including the crude unit, were restarted and the Martinez refinery began producing limited quantities of gasoline, jet fuel, and intermediates. Investigations regarding the Martinez refinery fire are being conducted by various regulatory agencies, including the California Department of Industrial Relations - the Division of Occupational Safety and Health, the Bay Area Air District, Contra Costa County, the Department of Justice (“DOJ”), the United States Attorney’s Office (“USAO”), and the Environmental Protection Agency (“EPA”). There are uncertainties around these inquiries and investigations and potential results and consequences, including whether any financial penalties will be assessed or changes to the operations of the Martinez refinery will result therefrom. At this time, the potential liabilities, including regulatory penalties, arising from the incident are unknown, and the full financial impact of this incident cannot reasonably be estimated.
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
During the nine months ended September 30, 2026, the Company received $356.5 million of unallocated insurance proceeds, which were recognized as a Gain on insurance recoveries on the Condensed Consolidated Statements of Operations. No such proceeds were received during the three months ended September 30, 2026.
During the three months ended June 30, 2025, the Company received unallocated insurance proceeds totaling $250.0 million, net of deductibles and retentions. Although no cash was received during the three months ended September 30, 2025, the Company received notice that its insurers had agreed to pay a second unallocated installment of insurance proceeds totaling $250.0 million. This amount was included in Accounts receivable on the Condensed Consolidated Balance Sheets and was substantially collected at the beginning of the fourth quarter of 2025. As a result, for the three and nine months ended September 30, 2025, the Company recognized a Gain on insurance recoveries of $250.0 million and $439.0 million, respectively, on the Condensed Consolidated Statements of Operations. The nine-month amount was net of the $61.0 million receivable recorded at March 31, 2025.
Since the date of the Martinez refinery fire, the Company has received cumulative insurance proceeds, net of deductibles and retentions, of $1.25 billion.
In addition, during the nine months ended September 30, 2026, the Company incurred $34.2 million in operating expenses directly related to the fire response, recovery, and cleanup efforts, as well as certain costs associated with the restart of the Martinez refinery. No such expenses were incurred during the three months ended September 30, 2026, compared to $14.6 million and $123.1 million incurred during the three and nine months ended September 30, 2025, respectively. Certain of these expenses may be recoverable through the Company’s insurance claim process and will be recorded as a gain in the period in which receipt of the insurance proceeds is deemed probable.
Sale of Terminal Assets
On September 30, 2025, through a subsidiary of PBF Logistics LP (“PBFX”), the Company closed on the sale of two of its non-core refined product terminal facilities located in Philadelphia, PA and Knoxville, TN for $175.4 million, excluding commissions and customary closing costs. The sale resulted in a gain of approximately $94.0 million in the three and nine months ended September 30, 2025, included in Gain on sale of assets on the Condensed Consolidated Statements of Operations.

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. INVENTORIES
Inventories consisted of the following:

(in millions)	September 30, 2026	December 31, 2025
Crude oil and feedstocks	$1,601.0	$1,438.0
Refined products and blendstocks	1,423.5	1,260.5
Warehouse stock and other	190.6	177.6
	3,215.1	2,876.1
Lower of cost or market adjustment	—	(313.0)
Total inventories	$3,215.1	$2,563.1
At September 30, 2026, the replacement cost of inventories exceeded their carrying value under the last-in, first-out (“LIFO”) method by approximately $1.6 billion. During the nine months ended September 30, 2026, the Company reversed the $313.0 million lower of cost or market (“LCM”) inventory reserve recorded at December 31, 2025, increasing income from operations by $313.0 million and resulting in no LCM inventory reserve at September 30, 2026.
An actual valuation of inventories valued under the LIFO method is made at the end of each year based on inventory levels and costs at that time. During the year ended December 31, 2025, the Company recorded a pre-tax charge related to a LIFO layer decrement of $5.4 million in the Refining segment, primarily associated with the Martinez refinery.

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3. ACCRUED EXPENSES
Accrued expenses consisted of the following:

(in millions)	September 30, 2026	December 31, 2025
Inventory-related accruals	$2,378.3	$1,351.5
Renewable energy credit and emissions obligations (a)	486.5	574.8
Accrued income tax payable	361.2	—
Excise and sales tax payable	152.9	92.8
Accrued transportation costs	126.6	136.6
Accrued salaries and benefits	118.4	61.4
Accrued purchases - SBR	100.0	39.4
Accrued capital expenditures	68.5	126.4
Accrued refinery maintenance and support costs	59.9	56.7
Accrued utilities	59.0	82.6
Accrued interest	15.8	53.8
Current finance lease liabilities	12.8	12.2
Environmental liabilities	10.2	9.7
Other	98.0	65.0
Total accrued expenses	$4,048.1	$2,662.9
——————————
(a) The Company is subject to obligations to acquire Renewable Identification Numbers (“RINs”) required to comply with the Renewable Fuel Standard. The Company’s overall RINs obligation is based on a percentage of domestic shipments of on-road fuels as established by the EPA. To the degree the Company is unable to blend the required amount of biofuels to satisfy its RINs obligation, RINs must be purchased on the open market to avoid penalties and fines. The Company records its RINs obligation on a net basis in Accrued expenses when its RINs liability is greater than the amount of RINs earned and purchased in a given period and in Prepaid and other current assets when the amount of RINs earned and purchased is greater than the RINs liability. In addition, the Company is subject to obligations to comply with federal and state legislative and regulatory measures, including regulations in the state of California pursuant to Assembly Bill 32 (“AB 32”), to address environmental compliance and greenhouse gas and other emissions. These requirements include incremental costs to operate, acquire renewable energy credits, and maintain the Company’s facilities as well as to implement and manage new emission controls and programs. Renewable energy credit and emissions obligations fluctuate with the volume of applicable product sales and timing of credit purchases. From time to time, the Company enters into forward purchase commitments in order to acquire its renewable energy and emissions credits at fixed prices. The Company’s RINs obligation will be settled in accordance with established regulatory deadlines. The majority of the Company’s current AB 32 liability relates to the ongoing triennial compliance period through 2026, for which the Company intends to defer settlement of the full compliance obligation until 2029 pursuant to recent amendments to California’s Cap-and-Invest Program regulations.

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4. CREDIT FACILITIES AND DEBT
Debt outstanding consisted of the following:

(in millions)	September 30, 2026	December 31, 2025
9.875% senior unsecured notes due 2030 (“2030 9.875% Senior Notes”) (1)	$800.0	$800.0
0.00% exchangeable unsecured senior notes due 2032 (“2032 Exchangeable Notes”)	550.0	—
7.25% senior unsecured notes due 2034 (“2034 7.25% Senior Notes”)	500.0	—
7.875% senior unsecured notes due 2030 (“2030 7.875% Senior Notes”)	—	500.0
6.00% senior unsecured notes due 2028 (“2028 6.00% Senior Notes”)	—	801.6
Promissory Note	340.0	—
Revolving Credit Facility	—	100.0
	2,190.0	2,201.6
Less — Current debt	(20.7)	—
Unamortized deferred financing costs	(63.1)	(41.0)
Unamortized discount	(8.5)	(12.3)
Long-term debt	$2,097.7	$2,148.3
(1) On October 26, 2026, the Company fully redeemed all of the $800.0 million in aggregate principal amount outstanding of its 2030 9.875% Senior Notes, including incurred but unpaid interest. Refer to “Note 15 - Subsequent Events” for more details.
2032 Exchangeable Notes
On September 17, 2026, PBF Holding Company LLC (“PBF Holding”), a subsidiary of PBF LLC, entered into an indenture (the “2032 Exchangeable Notes Indenture”) by and among PBF Holding and PBF Holding’s wholly owned subsidiary, PBF Finance Corporation (together with PBF Holding, the “Issuers”), PBF Energy, the guarantors named therein (collectively the “Guarantors”), and U.S. Bank Trust Company, National Association, as trustee, under which the Issuers issued $550.0 million in aggregate principal amount of 2032 Exchangeable Notes. The Issuers received net proceeds of approximately $533.2 million from the 2032 Exchangeable Notes offering, after deducting the initial purchasers’ discounts and commissions and estimated offering expenses. The Issuers used $27.7 million of the net proceeds to pay the cost of the capped call transactions described below and used the remaining proceeds, together with available cash, to fully repay all of the outstanding 2030 7.875% Senior Notes.
The 2032 Exchangeable Notes do not bear regular interest, and the principal amount of the 2032 Exchangeable Notes will not accrete. The Issuers will pay special interest, if any, at a rate per annum not exceeding 0.50% under certain circumstances specified in the 2032 Exchangeable Notes Indenture. The 2032 Exchangeable Notes will mature on January 15, 2032, unless earlier exchanged, repurchased or redeemed.
The 2032 Exchangeable Notes are exchangeable by the holders thereof prior to October 15, 2031 under certain specified circumstances and, on or after October 15, 2031, may be exchanged at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date. The initial exchange rate is 10.3306 shares of PBF Energy Class A common stock per $1,000 principal amount of 2032 Exchangeable Notes, equivalent to an initial exchange price of approximately $96.80 per share of Class A common stock, which is subject to adjustment under certain circumstances. Upon exchange, the 2032 Exchangeable Notes will be settled in cash up to the aggregate principal amount of the notes being exchanged and, in respect of the Issuers’ exchange obligations in excess of the aggregate principal amount, if any, in cash, Class A common stock or a combination thereof, at the election of the Issuers.

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The 2032 Exchangeable Notes are not redeemable prior to January 20, 2030, except when the aggregate outstanding principal amount of the 2032 Exchangeable Notes is less than 10% of the aggregate principal amount initially issued under the 2032 Exchangeable Notes Indenture. On or after January 20, 2030, and prior to the 31st scheduled trading day immediately preceding the maturity date, the 2032 Exchangeable Notes will be redeemable, in whole at the Issuers’ option, but only if the last reported sale price per share of the Company’s Class A common stock exceeds 130% of the exchange price for a specified period of time and certain other conditions specified in the 2032 Exchangeable Notes Indenture are satisfied. If certain corporate events constituting a Fundamental Change (as defined in the 2032 Exchangeable Notes Indenture) occur, holders may require the Issuers to repurchase all or a portion of their 2032 Exchangeable Notes for cash at a repurchase price equal to 100% of the principal amount of the 2032 Exchangeable Notes to be repurchased, plus accrued and unpaid special interest, if any.
The 2032 Exchangeable Notes Indenture contains customary covenants and events of default, including non-payment of principal or special interest when due. Upon such an event of default, the 2032 Exchangeable Notes may be declared immediately due and payable. The 2032 Exchangeable Notes Indenture also sets forth certain bankruptcy or insolvency events of default involving the Issuers and PBF Energy, after which the 2032 Exchangeable Notes become automatically due and payable.
The 2032 Exchangeable Notes are guaranteed on a senior unsecured basis by certain of PBF Holding’s subsidiaries. The 2032 Exchangeable Notes and the guarantees are senior unsecured obligations of the Issuers and the guarantors thereunder and rank equal in right of payment with all of the Issuers’ and the Guarantors’ existing and future senior indebtedness, including the PBF Holding’s asset-based revolving credit facility (the “Revolving Credit Facility”) and the Issuers’ outstanding 2034 7.25% Senior Notes. The 2032 Exchangeable Notes and the guarantees are effectively subordinated to the Issuers’ and the Guarantors’ existing or future secured indebtedness to the extent of the value of the collateral securing such indebtedness and are structurally subordinated to any existing or future indebtedness and other obligations of the Issuers’ non-guarantor subsidiaries.
Registration Rights Agreement
In connection with the issuance and sale of the 2032 Exchangeable Notes, the Issuers and the Company entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with the initial purchasers under which the Company agreed for the benefit of the holders of the 2032 Exchangeable Notes and the shares of Class A common stock, if any, issuable or deliverable upon the exchange of the 2032 Exchangeable Notes that it will, at its cost, file a shelf registration statement or a resale prospectus supplement to an effective shelf registration statement with the Securities Exchange Commission, covering resales of the shares of Class A common stock, if any, issuable or deliverable upon exchange of the 2032 Exchangeable Notes, on or prior to December 31, 2026.
If the Issuers do not fulfill certain of their obligations under the Registration Rights Agreement, the Issuers will be required to pay special interest to holders of the 2032 Exchangeable Notes, at a rate of 0.25% per annum to and including the 90th day following such registration default, and 0.50% per annum thereafter.
Capped Call Transactions
In connection with the issuance of the 2032 Exchangeable Notes, the Issuers and PBF Energy entered into capped call transactions with certain of the initial purchasers of the 2032 Exchangeable Notes or their respective affiliates and certain other financial institutions. The capped call transactions cover, subject to anti-dilution adjustments substantially similar to those applicable to the 2032 Exchangeable Notes, the number of shares of Class A common stock initially underlying the 2032 Exchangeable Notes. The capped call transactions are expected generally to reduce potential dilution to the Class A common stock upon exchange of the 2032 Exchangeable Notes and/or offset certain cash payments the Issuers may be required to make in excess of the principal amount of exchanged 2032 Exchangeable Notes, in each case subject to a cap. The capped call transactions were recorded as a reduction to additional paid-in capital and will not be remeasured.

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The capped call transactions have an initial strike price of approximately $96.80 per share of Class A common stock, subject to certain adjustments, and an initial cap price of approximately $123.20 per share of Class A common stock, subject to certain adjustments under the terms of the capped call transactions. Conditions that cause adjustments to the initial cap price mirror conditions that result in corresponding adjustments in the exchange price for the 2032 Exchangeable Notes.
2030 7.875% Senior Notes
On September 24, 2026, PBF Holding redeemed all $500.0 million aggregate principal amount outstanding of its 2030 7.875% Senior Notes. The 2030 7.875% Senior Notes were redeemed at a price equal to 103.938% of the aggregate principal amount thereof, plus accrued and unpaid interest up to, but excluding, the redemption date. The difference between the carrying value of the 2030 7.875% Senior Notes on the date they were redeemed and the amount for which they were redeemed was $26.1 million and was recorded as a loss on extinguishment of debt in the Condensed Consolidated Statements of Operations. The redemption was financed using proceeds from the issuance of the 2032 Exchangeable Notes and available cash.
2034 7.25% Senior Notes
On May 28, 2026, the Issuers and the subsidiary guarantors named therein entered into an indenture (the “2034 7.25% Senior Notes Indenture”) with Wilmington Trust, National Association, as Trustee and Deutsche Bank Trust Company Americas, as Paying Agent, Registrar, Transfer Agent and Authenticating Agent, under which the Issuers issued $500.0 million in aggregate principal amount of 2034 7.25% Senior Notes. The Issuers received net proceeds of $492.1 million from the offering after deducting the initial purchasers’ discount and offering expenses. The Issuers used the net proceeds and available cash to fully redeem the 2028 6.00% Senior Notes, plus accrued and unpaid interest up to, but excluding, the redemption date of June 25, 2026.
The 2034 7.25% Senior Notes are guaranteed on a senior unsecured basis by certain of PBF Holding’s subsidiaries. The 2034 7.25% Senior Notes and the guarantees are senior unsecured obligations and rank equal in right of payment with all of the Issuers’ and the Guarantors’ existing and future senior indebtedness, including the Revolving Credit Facility and the Issuers’ outstanding 2032 Exchangeable Notes. The 2034 7.25% Senior Notes and the guarantees rank senior in right of payment to the Issuers’ and the Guarantors’ existing and future indebtedness that is expressly subordinated in right of payment thereto. The 2034 7.25% Senior Notes and the guarantees are effectively subordinated to any of the Issuers’ and the Guarantors’ existing or future secured indebtedness (including the Revolving Credit Facility, as amended and restated from time to time) to the extent of the value of the collateral securing such indebtedness. The 2034 7.25% Senior Notes and the guarantees are structurally subordinated to any existing or future indebtedness and other obligations of the Issuers’ subsidiaries that do not guarantee the 2034 7.25% Senior Notes.
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
2028 6.00% Senior Notes
On June 25, 2026, PBF Holding redeemed all $801.6 million aggregate principal amount outstanding of its 2028 6.00% Senior Notes. The 2028 6.00% Senior Notes were redeemed at a price equal to 100% of the aggregate principal amount thereof, plus accrued and unpaid interest up to, but excluding, the redemption date. The difference between the carrying value of the 2028 6.00% Senior Notes on the date they were redeemed and the amount for which they were redeemed was $2.2 million and was recorded as a loss on extinguishment of debt on the Condensed Consolidated Statements of Operations. The redemption was financed using proceeds from the issuance of the 2034 7.25% Senior Notes and available cash.
PBF Holding Revolving Credit Facility
On September 30, 2026, PBF Holding and certain of its wholly owned subsidiaries, as borrowers or subsidiary guarantors, entered into an amendment and restatement of its existing asset-based revolving credit agreement with Bank of America, National Association as administrative agent, and certain other lenders (the “Revolving Credit Agreement”). The Revolving Credit Agreement amended and restated the previously existing revolving credit agreement dated as of August 23, 2023 (as amended from time to time, the “Prior Credit Agreement”). Among other things, the Revolving Credit Agreement extended the Revolving Credit Facility through September 30, 2031, increased the maximum commitment from $3.5 billion to $4.0 billion, and reduced the commitment fees on the unused portion of the Revolving Credit Facility. The interest rate on advances and the fees for letters of credit are generally consistent with those under the Prior Credit Agreement. The Revolving Credit Facility contains representations, warranties and covenants by PBF Holding and the other borrowers, as well as customary events of default and indemnification obligations that are consistent with those in the Prior Credit Agreement.

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Promissory Note
On September 9, 2026, in connection with the Hydrogen Plants Asset Purchase, PBF LLC issued a Promissory Note, guaranteed by PBF Energy, as partial consideration for the acquisition of two hydrogen production plants located at the Torrance refinery, which provides for periodic payments through April 2039. Refer to “Note 1 - Description of the Business and Basis of Presentation” for further information.
The Promissory Note was recorded as debt of approximately $341.1 million at closing. The initial carrying amount of the Promissory Note was measured at the net present value of the applicable payment obligations, discounted using a rate of approximately 6.94%, which represented the Company’s incremental borrowing rate as of the closing date. The resulting discount is amortized to interest expense over the term of the Promissory Note using the effective interest method.
As of September 30, 2026, the Company is in compliance with all covenants, including financial covenants, in all its debt agreements.

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5. RELATED PARTY TRANSACTIONS
Summary of Transactions with SBR
A summary of the Company’s related party transactions with SBR is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Transactions under commercial agreements:
Sales	$53.9	$10.8	$108.3	$41.1
Purchases	(378.2)	(132.2)	(788.7)	(313.8)
Reimbursements under related party agreements:
Operating agreement	31.1	30.2	133.0	104.6
Omnibus agreement	1.1	1.0	3.0	2.9
Common asset use and servitude agreement	1.9	1.9	5.6	5.9
Total lease expense under related party agreements	—	—	—	(8.1)
Total sales, consisting of refined product sales, and purchases, primarily related to environmental credit and hydrocarbon purchases, under the commercial agreements with SBR are included within Revenues and Cost of products and other, respectively, on the Company’s Condensed Consolidated Statements of Operations.
Additionally, the Condensed Consolidated Balance Sheets include $44.0 million and $100.0 million recorded within Accounts receivable and Accrued expenses, respectively, related to transactions with SBR as of September 30, 2026 ($44.1 million and $39.4 million, respectively, as of December 31, 2025).
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
SBR Term Loan
PBF Holding has agreed to provide a limited guaranty in connection with a $100.0 million term loan originally entered into by SBR and its wholly owned subsidiary, SBR Marketing LLC, in April 2025 and amended in June 2026 (the “Term Loan”). Under the guaranty and subject to the terms and conditions set forth therein, PBF Holding is guaranteeing certain payment and performance obligations under the Term Loan, with the guaranty capped at 50% of such obligations, commensurate with the Company’s 50% equity interest in SBR. The Company currently believes that the likelihood of performance under this guaranty is remote.

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SBR Distributions
During the three and nine months ended September 30, 2026, the Company received a cash distribution of $20.0 million from SBR. The distribution was accounted for as a return of investment and reduced the carrying value of the Company’s investment in SBR.
In addition, during the three and nine months ended September 30, 2026, the Company received a non-cash distribution from SBR consisting of 3.8 million Section 45Z Clean Fuel Production Credits (“CFPCs”). The CFPCs were distributed to SBR’s members in accordance with the operating agreement and had a fair value of $1.00 per credit, or approximately $3.8 million, on the date of distribution. Upon receipt, the Company recognized the CFPCs as a reduction of its income tax liability, which is included in accrued expenses, and recorded a corresponding reduction to the carrying value of its investment in SBR.

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
In connection with the acquisition of the Torrance refinery and related logistics assets, the Company assumed certain pre-existing environmental liabilities. The estimated costs related to these remediation obligations totaled approximately $108.7 million and $108.6 million as of September 30, 2026 and December 31, 2025, respectively, and related primarily to remediation obligations to address existing soil and groundwater contamination and the related monitoring and clean-up activities. Costs related to these obligations are reassessed periodically or when changes to the Company’s remediation approach are identified. The current portion of the environmental liability is recorded in Accrued expenses and the non-current portion is recorded in Other long-term liabilities.
The aggregate environmental liability reflected on the Company’s Condensed Consolidated Balance Sheets was $149.6 million and $150.8 million at September 30, 2026 and December 31, 2025, respectively, of which $139.4 million and $141.1 million, respectively, were classified as Other long-term liabilities. These liabilities include remediation and monitoring costs expected to be incurred over an extended period of time. Estimated liabilities could increase in the future when the results of ongoing investigations become known, are considered probable and can be reasonably estimated.

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
The payment obligations under the Tax Receivable Agreement are obligations of PBF Energy and not of any of its subsidiaries. In general, PBF Energy expects to obtain funding for these annual payments from PBF LLC, primarily through tax distributions, which PBF LLC makes on a pro-rata basis to its owners. Such owners include PBF Energy, which holds a 99.3% interest in PBF LLC as of both September 30, 2026 and December 31, 2025. PBF LLC generally obtains funding to pay its tax distributions by causing PBF Holding to distribute cash to PBF LLC and from distributions it receives from PBFX.
As of both September 30, 2026 and December 31, 2025, PBF Energy recognized a liability of $168.2 million, related to its obligations under the Tax Receivable Agreement. In January 2025, the Company made payments under the Tax Receivable Agreement related to the 2023 tax year totaling $130.8 million, inclusive of $5.4 million of interest. These liabilities reflect the estimate of the undiscounted amounts that PBF Energy expects to pay under the agreement, net of the impact of any deferred tax asset valuation allowance recognized in accordance with the FASB, Accounting Standards Codification (“ASC”) 740, Income Taxes. As future taxable income is recognized, increases in PBF Energy’s Tax Receivable Agreement liability may be necessary in conjunction with the revaluation of deferred tax assets.
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

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7. EQUITY
Noncontrolling Interest in PBF LLC
PBF Energy is the sole managing member of, and has a controlling interest in, PBF LLC. As the sole managing member of PBF LLC, PBF Energy operates and controls all of the business and affairs of PBF LLC and its subsidiaries. PBF Energy’s equity interest in PBF LLC was approximately 99.3% as of both September 30, 2026 and December 31, 2025.
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
The noncontrolling interest ownership percentages in PBF LLC as of December 31, 2025 and September 30, 2026 are calculated as follows:

	Holders of PBF LLC Series A Units	Outstanding Shares of PBF Energy Class A Common Stock	Total *
December 31, 2025	862,780	116,937,076	117,799,856
	0.7%	99.3%	100.0%
September 30, 2026	828,043	121,325,133	122,153,176
	0.7%	99.3%	100.0%
——————————
*    Assumes all of the holders of PBF LLC Series A Units exchange their PBF LLC Series A Units for shares of PBF Energy Class A common stock on a one-for-one basis.
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

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Changes in Equity and Noncontrolling Interest
The following tables summarize the changes in equity for the controlling and noncontrolling interest of PBF Energy for the nine months ended September 30, 2026 and 2025, respectively:

(in millions)	PBF Energy Inc. Equity	Noncontrolling Interest in PBF LLC	Noncontrolling Interest in PBF Holding	Total Equity
Balance at January 1, 2026	$5,319.5	$117.6	$12.8	$5,449.9
Comprehensive income (loss)	2,634.5	24.6	(0.1)	2,659.0
Dividends and distributions	(97.8)	(6.9)	—	(104.7)
Stock-based compensation expense	21.4	—	—	21.4
Transactions in connection with stock-based compensation plans	111.7	—	—	111.7
Exchanges of PBF Energy Company LLC Series A Units for PBF Energy Class A common stock	0.2	(0.2)	—	—
Purchase of the 2032 Exchangeable Notes capped call, net of tax	(20.2)	—	—	(20.2)
Treasury stock purchases	(13.3)	—	—	(13.3)
Balance at September 30, 2026	$7,956.0	$135.1	$12.7	$8,103.8

(in millions)	PBF Energy Inc. Equity	Noncontrolling Interest in PBF LLC	Noncontrolling Interest in PBF Holding	Total Equity
Balance at January 1, 2025	$5,544.2	$121.7	$12.7	$5,678.6
Comprehensive income (loss)	(235.4)	(2.7)	—	(238.1)
Dividends and distributions	(95.8)	(0.7)	—	(96.5)
Stock-based compensation expense	23.8	—	—	23.8
Transactions in connection with stock-based compensation plans	4.7	—	—	4.7
Treasury stock purchases	(7.8)	—	—	(7.8)
Balance at September 30, 2025	$5,233.7	$118.3	$12.7	$5,364.7

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Treasury Stock
The Company’s Board of Directors has authorized the repurchase of PBF Energy Class A common stock (as amended from time to time, the “Repurchase Program”). The Repurchase Program allows for share repurchases of up to $1.75 billion and does not have an expiration date. During the three and nine months ended September 30, 2026 and 2025, the Company did not purchase any shares of PBF Energy Class A common stock under the Repurchase Program.
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
8. DIVIDENDS AND DISTRIBUTIONS
With respect to dividends and distributions paid during the nine months ended September 30, 2026, PBF LLC made aggregate non-tax distributions of $97.1 million, or $0.825 per unit to its members, of which $96.4 million was distributed pro-rata to PBF Energy and the balance was distributed to its other members. PBF Energy used this $96.4 million to pay quarterly cash dividends of $0.275 per share of Class A common stock on March 11, 2026, May 29, 2026, and August 28, 2026.

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9. REVENUES
As described in “Note 13 - Segment Information”, the Company’s business consists of the Refining Segment and Logistics Segment. The following table provides information relating to the Company’s revenues for each product or group of similar products or services by segment for the periods presented.

	Three Months Ended September 30,
(in millions)	2026	2025
Refining Segment:
Gasoline and distillates	$10,835.2	$6,713.4
Asphalt and blackoils	557.8	327.3
Feedstocks and other	423.1	379.8
Chemicals	219.7	136.0
Lubricants	91.9	85.1
Total Refining Revenue	12,127.7	7,641.6
Logistics Segment:
Logistics Revenue	93.9	97.5
Total revenue prior to eliminations	12,221.6	7,739.1
Elimination of intercompany revenue	(88.8)	(88.0)
Total Revenues	$12,132.8	$7,651.1

	Nine Months Ended September 30,
(in millions)	2026	2025
Refining Segment:
Gasoline and distillates	$28,159.0	$19,424.6
Asphalt and blackoils	1,480.7	980.0
Feedstocks and other	1,201.7	1,117.4
Chemicals	585.7	393.9
Lubricants	276.7	248.4
Total Refining Revenue	31,703.8	22,164.3
Logistics Segment:
Logistics Revenue	282.0	290.0
Total revenue prior to eliminations	31,985.8	22,454.3
Elimination of intercompany revenue	(270.4)	(261.5)
Total Revenues	$31,715.4	$22,192.8
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

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10. INCOME TAXES
PBF Energy is required to file federal and applicable state corporate income tax returns and recognizes income taxes on its pre-tax income (loss), which to-date has consisted primarily of its share of PBF LLC’s pre-tax income (loss) (approximately 99.3% as of both September 30, 2026 and December 31, 2025). PBF LLC is organized as a limited liability company and PBFX is a partnership, both of which are treated as “flow-through” entities for federal income tax purposes and therefore are not subject to federal income taxes apart from the income tax attributable to the two subsidiaries acquired in connection with the acquisition of Chalmette Refining and PBF Holding’s wholly owned Canadian subsidiary, PBF Energy Limited, that are treated as C-Corporations for income tax purposes, with the tax provision calculated based on the effective tax rate for the periods presented.
The income tax provision in the PBF Energy Condensed Consolidated Statements of Operations consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Current income tax expense	$379.0	$0.5	$474.6	$1.3
Deferred income tax expense (benefit)	124.8	63.8	401.7	(84.0)
Total income tax expense (benefit)	$503.8	$64.3	$876.3	$(82.7)
The income tax provision is based on earnings before taxes attributable to PBF Energy and excludes earnings before taxes attributable to noncontrolling interest as such interests are generally not subject to income taxes except as noted above. PBF Energy’s effective income tax rate for the three and nine months ended September 30, 2026 was 24.8% and 25.0%, respectively. PBF Energy’s effective income tax rate for the three and nine months ended September 30, 2025 was 27.4% and 25.9%, respectively.
PBF Energy’s effective income tax rate for the three and nine months ended September 30, 2026, including the impact of income attributable to noncontrolling interest of $14.0 million and $24.5 million, respectively, was 24.6% and 24.8%, respectively. PBF Energy’s effective income tax rate for the three and nine months ended September 30, 2025, including the impact of income (loss) attributable to noncontrolling interest of $1.6 million and $(2.7) million, respectively, was 27.2% and 25.7%, respectively.
For the three and nine months ended September 30, 2026, PBF Energy’s effective tax rate did not materially differ from the United States statutory rate, inclusive of state income taxes. For the three and nine months ended September 30, 2025, PBF Energy’s effective tax rate did not materially differ from the United States statutory rate, inclusive of state income taxes.
The Company has determined there are no material uncertain tax positions as of September 30, 2026. The Company does not have any unrecognized tax benefits.
One Big Beautiful Bill Act
On July 4, 2025, the One Big Beautiful Bill Act was signed into law in the United States. The legislation includes certain provisions related to the full expensing of qualified United States research and experimental costs and other depreciable property. The legislation also includes changes to the determination of the amount of United States interest expense that is deductible for United States tax purposes. The legislation did not have a material impact on the Company’s income tax expense for the three and nine months ended September 30, 2026 and 2025, and did not materially change its effective income tax rate for 2026.

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11. FAIR VALUE MEASUREMENTS
The tables below present information about the Company’s financial assets and liabilities measured and recorded at fair value on a recurring basis and indicate the fair value hierarchy of the inputs utilized to determine the fair values as of September 30, 2026 and December 31, 2025.
The Company has elected to offset the fair value amounts recognized for multiple derivative contracts executed with the same counterparty; however, fair value amounts by hierarchy level are presented on a gross basis in the tables below. The Company may be required to post margin collateral or reclaim cash collateral from derivative counterparties based on contractual terms. At September 30, 2026 and December 31, 2025, the Company had the right to receive cash collateral posted against its derivative positions of $7.6 million and $5.7 million, respectively. Cash collateral related to derivative contracts is recorded net on the Condensed Consolidated Balance Sheets. The Company has no derivative contracts that are subject to master netting arrangements that are reflected gross on the Condensed Consolidated Balance Sheets.

	As of September 30, 2026
	Fair Value Hierarchy			Total Gross Fair Value	Effect of Counter-party Netting	Net Carrying Value on Balance Sheet
(in millions)	Level 1	Level 2	Level 3
Assets:
Money market funds	$5.9	$—	$—	$5.9	N/A	$5.9
Commodity contracts	180.3	2.1	6.2	188.6	(188.6)	—
Liabilities:
Commodity contracts	174.6	8.7	25.3	208.6	(188.6)	20.0
Renewable energy credit and emissions obligations	—	486.5	—	486.5	—	486.5

	As of December 31, 2025
	Fair Value Hierarchy			Total Gross Fair Value	Effect of Counter-party Netting	Net Carrying Value on Balance Sheet
(in millions)	Level 1	Level 2	Level 3
Assets:
Money market funds	$14.2	$—	$—	$14.2	N/A	$14.2
Commodity contracts	8.2	11.9	—	20.1	(9.7)	10.4
Liabilities:
Commodity contracts	9.6	0.1	—	9.7	(9.7)	—
Renewable energy credit and emissions obligations	—	574.8	—	574.8	—	574.8

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
•When applicable, commodity contracts categorized in Level 3 of the fair value hierarchy consist of commodity price swap and/or option contracts that relate to forecasted purchases of various commodities for which quoted forward market prices are not readily available. The forward prices used to value these swaps and/or options are derived using broker quotes, prices from other third-party sources, and other available market based data.
Non-qualified pension plan assets are measured at fair value using a market approach based on published net asset values of mutual funds as a practical expedient. As of September 30, 2026 and December 31, 2025, $19.1 million and $18.6 million, respectively, were included within Deferred charges and other assets, net for these non-qualified pension plan assets.
The table below summarizes the changes in fair value measurements categorized in Level 3 of the fair value hierarchy, which primarily relates to the change in unrealized earnings related to options for the three and nine months ended September 30, 2026:

(in millions)	Level 3 Commodity Contracts
Balance at beginning of period	$—
Unrealized loss included in earnings	19.1
Balance at end of period	$19.1
There were no transfers between levels during the three and nine months ended September 30, 2026 or September 30, 2025.

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Fair value of debt
The table below summarizes the carrying value and fair value of debt as of September 30, 2026 and December 31, 2025.

	September 30, 2026		December 31, 2025
(in millions)	Carrying value	Fair value	Carrying value	Fair value
2030 9.875% Senior Notes (a) (b)	$800.0	$848.9	$800.0	$824.3
2032 Exchangeable Notes (a)	550.0	572.8	—	—
2034 7.25% Senior Notes (a)	500.0	495.7	—	—
2030 7.875% Senior Notes (a) (b)	—	—	500.0	481.3
2028 6.00% Senior Notes (a) (b)	—	—	801.6	794.6
Promissory Note (c)	340.0	331.2	—	—
Revolving Credit Facility (d)	—	—	100.0	100.0
	2,190.0	2,248.6	2,201.6	2,200.2
Less - Current debt	(20.7)	(20.7)	—	—
Less - Unamortized deferred financing costs	(63.1)	N/A	(41.0)	N/A
Unamortized discount	(8.5)	N/A	(12.3)	N/A
Long-term debt	$2,097.7	$2,227.9	$2,148.3	$2,200.2
_________________________
(a) The estimated fair value, categorized as a Level 2 measurement, was calculated based on the present value of future expected payments utilizing implied current market interest rates based on quoted prices of the outstanding senior notes.
(b) As discussed in “Note 4 - Credit Facilities and Debt”, the 2028 6.00% Senior Notes and the 2030 7.875% Senior Notes were fully redeemed as of September 30, 2026. Additionally, the 2030 9.875% Senior Notes were redeemed on October 26, 2026.
(c) The estimated fair value, categorized as Level 2 measurement, was calculated based on the present value of future expected payments utilizing implied current market interest rates based on the Company’s incremental borrowing rate.
(d) The estimated fair value approximates carrying value, categorized as a Level 2 measurement, as these borrowings bear interest based upon short-term floating market interest rates.

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12. DERIVATIVES
The Company uses derivative instruments to mitigate certain exposures to commodity price risk. The Company primarily enters into economic hedges mainly consisting of commodity derivative contracts that are not designated as hedges and are used to manage price volatility in certain crude oil and feedstock inventories as well as crude oil, feedstock, and refined product sales or purchases. As of September 30, 2026, there were 26,686,000 barrels of crude oil and 12,431,860 barrels of refined products (5,889,000 and 4,037,000, respectively, as of December 31, 2025), outstanding under short and long term commodity derivative contracts not designated as hedges representing the notional value of the contracts.
The Company also uses derivative instruments to mitigate the risk associated with the price of credits needed to comply with various governmental and regulatory environmental compliance programs. For such contracts that represent derivatives, the Company elects the normal purchase normal sale exception under ASC 815, Derivatives and Hedging, and therefore does not record them at fair value.
The following tables provide information regarding the fair values of derivative instruments as of September 30, 2026 and December 31, 2025, and the line items on the Condensed Consolidated Balance Sheets in which fair values are reflected.

Description	Balance Sheet Location	Fair Value Asset/(Liability)
		(in millions)
Derivatives not designated as hedging instruments:
September 30, 2026:
Commodity contracts	Accounts receivable	$5.7
Commodity contracts	Accounts payable	$(25.7)
December 31, 2025:
Commodity contracts	Accounts receivable	$10.4
The following table provides information regarding gains or losses recognized in income on derivative instruments and the line items on the Condensed Consolidated Statements of Operations in which such gains and losses are reflected.

Description	Location of Gain or (Loss) Recognized in Income on Derivatives	Gain or (Loss) Recognized in Income on Derivatives
		(in millions)
Derivatives not designated as hedging instruments:
For the three months ended September 30, 2026:
Commodity contracts	Cost of products and other	$(85.0)
For the three months ended September 30, 2025:
Commodity contracts	Cost of products and other	$(2.2)
For the nine months ended September 30, 2026:
Commodity contracts	Cost of products and other	$(304.6)
For the nine months ended September 30, 2025:
Commodity contracts	Cost of products and other	$5.1

There were no fair value hedges for the three and nine months ended September 30, 2026 or 2025.

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
Disclosures regarding the Company’s reportable segments with reconciliations to consolidated totals for the three and nine months ended September 30, 2026 and 2025 are presented below.

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended September 30, 2026
(in millions)	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Revenues	$12,127.7	$93.9	$—	$(88.8)	$12,132.8
Cost of products and other	9,190.2	1.7	—	(84.3)	9,107.6
Operating expenses (income)	662.8	29.7	—	(4.5)	688.0
Depreciation and amortization expense	158.1	8.4	4.1	—	170.6
Other segment expenses, net (1)	0.7	1.7	63.3	—	65.7
Income (loss) from operations	2,115.8	52.5	(67.4)	—	2,100.9
Interest (income) expense, net	(4.2)	(0.4)	31.8	—	27.2
Capital expenditures (2) (3)	168.4	2.1	6.0	—	176.5

	Three Months Ended September 30, 2025
	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Revenues	$7,641.6	$97.5	$—	$(88.0)	$7,651.1
Cost of products and other	6,920.6	2.3	—	(83.6)	6,839.3
Operating expenses (income)	589.2	28.7	—	(4.4)	613.5
Depreciation and amortization expense	149.5	9.6	3.6	—	162.7
Other segment (income) expenses, net (1)	(250.0)	(92.3)	92.0	—	(250.3)
Income (loss) from operations	232.3	149.2	(95.6)	—	285.9
Interest (income) expense, net	(6.8)	(0.4)	57.5	—	50.3
Capital expenditures (3)	124.4	3.3	4.0	—	131.7

	Nine Months Ended September 30, 2026
	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Revenues	$31,703.8	$282.0	$—	$(270.4)	$31,715.4
Cost of products and other	25,840.0	8.2	—	(256.8)	25,591.4
Operating expenses (income)	1,970.0	90.6	—	(13.6)	2,047.0
Depreciation and amortization expense	456.0	25.0	11.5	—	492.5
Other segment (income) expenses, net (1)	(355.5)	5.1	262.3	—	(88.1)
Income (loss) from operations	3,793.3	153.1	(273.8)	—	3,672.6
Interest (income) expense, net	(33.8)	(0.9)	146.0	—	111.3
Capital expenditures (2) (3)	668.5	5.7	10.9	—	685.1

	Nine Months Ended September 30, 2025
	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Revenues	$22,164.3	$290.0	$—	$(261.5)	$22,192.8
Cost of products and other	20,411.4	7.1	—	(248.4)	20,170.1
Operating expenses (income)	1,903.0	87.1	—	(13.1)	1,977.0
Depreciation and amortization expense	456.9	27.8	10.8	—	495.5
Other segment (income) expenses, net (1)	(439.0)	(88.9)	260.4	—	(267.5)
Income (loss) from operations	(168.1)	256.9	(271.1)	—	(182.3)
Interest (income) expense, net	(16.1)	(1.2)	158.3	—	141.0
Capital expenditures (3)	484.5	13.9	6.3	—	504.7

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Balance at September 30, 2026
	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Total assets (4)	$15,600.1	$654.8	$1,018.9	$(39.8)	$17,234.0

	Balance at December 31, 2025
	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Total assets (4)	$11,469.1	$683.4	$906.3	$(38.9)	$13,019.9
__________________________________
(1) Other segment (income) expenses, net, include General and administrative expenses (excluding depreciation and amortization expenses), Gain on insurance recoveries, net, Equity (income) loss in investee, and Loss (gain) on sale of assets.
(2) For both the three and nine months ended September 30, 2026, the Company’s refining segment Capital expenditures exclude $46.5 million of costs associated with the Hydrogen Plants Asset Purchase.
(3) For the three and nine months ended September 30, 2026, the Company’s refining segment Capital expenditures exclude $8.4 million and $253.6 million, respectively, of costs associated with the rebuild of units damaged by the Martinez refinery fire that were reimbursed by insurance proceeds. For the three and nine months ended September 30, 2025, the Company’s refining segment Capital expenditures exclude $127.6 million and $259.5 million, respectively, of costs associated with the rebuild of units damaged by the Martinez refinery fire that were reimbursed by insurance proceeds.
(4) As of September 30, 2026 and December 31, 2025, Corporate assets include the Company’s Equity method investment in SBR of $896.9 million and $826.3 million, respectively.

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
The dilutive effect of the 2032 Exchangeable Notes is calculated using the if-converted method. For purposes of this calculation, the 2032 Exchangeable Notes are assumed to be exchanged at the beginning of the reporting period, or at issuance if later, and the resulting shares are included in diluted net income (loss) per share to the extent dilutive. As the principal amount of the 2032 Exchangeable Notes must be settled in cash upon exchange, only any exchange value in excess of principal may be settled at the Issuers’ option in shares of the Company’s Class A common stock. Accordingly, the 2032 Exchangeable Notes would result in incremental shares in the diluted earnings per share calculation only when the market price of the Company’s Class A common stock exceeds the applicable exchange price, subject to the anti-dilution provisions of ASC 260, Earnings Per Share. The 2032 Exchangeable Notes had no dilutive impact on earnings per share for the three and nine months ended September 30, 2026.
The following table sets forth the computation of basic and diluted net income (loss) per share of PBF Energy Class A common stock attributable to PBF Energy for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except share and per share amounts)	2026	2025	2026	2025
Basic Earnings Per Share:
Allocation of earnings:
Net income (loss) attributable to PBF Energy Inc. stockholders	$1,529.3	$170.1	$2,634.0	$(236.9)
Less: Income allocated to participating securities	—	—	0.1	—
Income (loss) available to PBF Energy Inc. stockholders - basic	$1,529.3	$170.1	$2,633.9	$(236.9)
Denominator for basic net income (loss) per PBF Energy Class A common share - weighted average shares	120,131,825	115,734,251	118,575,273	113,845,472
Basic net income (loss) attributable to PBF Energy per Class A common share	$12.73	$1.47	$22.21	$(2.08)

Diluted Earnings Per Share:
Numerator:
Income (loss) available to PBF Energy Inc. stockholders - basic	$1,529.3	$170.1	$2,633.9	$(236.9)
Add: Net income (loss) attributable to noncontrolling interest (1)	14.1	1.6	24.7	(2.7)
Less: Income tax (expense) benefit on net income (loss) attributable to noncontrolling interest (1)	(3.7)	(0.4)	(6.4)	0.7
Numerator for diluted net income (loss) per PBF Energy Class A common share - net income (loss) attributable to PBF Energy Inc. stockholders (1)	$1,539.7	$171.3	$2,652.2	$(238.9)

Denominator: (1)
Denominator for basic net income (loss) per PBF Energy Class A common share-weighted average shares	120,131,825	115,734,251	118,575,273	113,845,472
Effect of dilutive securities: (2)(3)
Conversion of PBF LLC Series A Units	838,397	862,780	853,731	862,780
Common stock equivalents	1,786,242	1,361,318	2,112,265	—
Denominator for diluted net income (loss) per PBF Energy Class A common share-adjusted weighted average shares	122,756,464	117,958,349	121,541,269	114,708,252
Diluted net income (loss) attributable to PBF Energy Inc. stockholders per PBF Energy Class A common share	$12.54	$1.45	$21.82	$(2.08)
___________________________________________

PBF ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)    The diluted earnings per share calculation generally assumes the conversion of all outstanding PBF LLC Series A Units to PBF Energy Class A common stock. The net income (loss) attributable to PBF Energy used in the numerator of the diluted earnings per share calculation is adjusted to reflect the net income (loss), as well as the corresponding income tax expense (benefit) (based on a 26.0% estimated annualized statutory corporate tax rate for both the three and nine months ended September 30, 2026 and 2025) attributable to the converted units.
(2)    Represents an adjustment to weighted-average diluted shares outstanding to assume the full exchange of common stock equivalents, including options and warrants for PBF LLC Series A Units and performance share units and options for shares of PBF Energy Class A common stock as calculated under the treasury stock method (to the extent the impact of such exchange would not be anti-dilutive). Common stock equivalents exclude the effects of performance share units, options, and warrants to purchase 59,543 shares of PBF Energy Class A common stock and PBF LLC Series A Units because they are anti-dilutive for the nine months ended September 30, 2026 (compared with 3,635,550 and 6,857,076 shares for the three and nine months ended September 30, 2025). For periods showing a net loss, all common stock equivalents and unvested restricted stock are considered anti-dilutive.
(3) No incremental shares attributable to the 2032 Exchangeable Notes were included in diluted weighted-average shares outstanding because the market price of the Company’s Class A common stock did not exceed the applicable exchange price during the period. Only the portion of the exchange value, if any, in excess of the principal amount of the notes may be settled in shares and result in incremental shares for diluted net income (loss) per share. Such shares are included only when their effect is dilutive and are excluded when anti-dilutive, including during periods in which the Company reports a net loss.
15. SUBSEQUENT EVENTS
Dividend Declared
On October 29, 2026, PBF Energy announced a dividend of $0.325 per share on outstanding PBF Energy Class A common stock. The dividend is payable on November 24, 2026 to PBF Energy Class A common stockholders of record at the close of business on November 12, 2026.
Redemption of 2030 9.875% Senior Notes
On October 26, 2026, PBF Holding redeemed all $800.0 million in aggregate principal amount of its outstanding 2030 9.875% Senior Notes at a redemption price equal to 106.67% of the aggregate principal amount thereof, plus accrued and unpaid interest up to, but excluding, the redemption date. The aggregate redemption price of the 2030 9.875% Senior Notes redeemed was approximately $853.4 million, plus accrued and unpaid interest, and was funded using cash on hand as of September 30, 2026. The difference between the carrying value of the 2030 9.875% Senior Notes on the day they were redeemed and the amount for which they were redeemed was $70.4 million and will be recorded as a Loss on extinguishment of debt in the Consolidated Statements of Operations in the fourth quarter of 2026.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the audited financial statements of PBF Energy included in the Annual Report on Form 10-K for the year ended December 31, 2025 and the unaudited financial statements and related notes included in this report. The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs, and expected performance. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of a number of factors. We caution that assumptions, expectations, projections, intentions, or beliefs about future events may, and often do, vary from actual results and the differences can be material. Please see “Cautionary Note Regarding Forward-Looking Statements.”
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

As of September 30, 2026, PBF Energy owned 121,346,364 PBF LLC Series C Units and our current and former executive officers and directors and certain employees and others held 828,043 PBF LLC Series A Units (we refer to all of the holders of the PBF LLC Series A Units as “the members of PBF LLC other than PBF Energy”). As a result, the holders of our issued and outstanding shares of our PBF Energy Class A common stock have approximately 99.3% of the voting power in us, and the members of PBF LLC other than PBF Energy through their holdings of Class B common stock have approximately 0.7% of the voting power in us (99.3% and 0.7% as of December 31, 2025, respectively).
Recent Developments
Redemption of 2030 9.875% Senior Notes
On October 26, 2026, PBF Holding redeemed all $800.0 million in aggregate principal amount of its outstanding 9.875% senior unsecured notes due 2030 (“2030 9.875% Senior Notes”) at a redemption price equal to 106.67% of the aggregate principal amount thereof, plus accrued and unpaid interest up to, but excluding, the redemption date. The aggregate redemption price of the 2030 9.875% Senior Notes redeemed was approximately $853.4 million, plus accrued and unpaid interest, and was funded using cash on hand.
PBF Holding Revolving Credit Facility
On September 30, 2026, PBF Holding amended and restated its existing asset-based revolving credit agreement (the “Revolving Credit Agreement”), extending the maturity of the PBF Holding’s asset-based revolving credit facility (the “Revolving Credit Facility”) through September 30, 2031 and increasing the maximum commitment from $3.5 billion to $4.0 billion. Refer to “Note 4 - Credit Facilities and Debt”, “Factors Affecting Comparability Between Periods”, and “Liquidity and Capital Resources” for further information.
2032 0.00% Exchangeable Notes and Redemption of 2030 7.875% Senior Notes
On September 17, 2026, PBF Holding issued $550.0 million aggregate principal amount of 0.00% exchangeable unsecured senior notes due 2032 (the “2032 Exchangeable Notes”). The proceeds from the offering, together with available cash, were used in part to redeem all $500.0 million of PBF Holding’s outstanding 7.875% senior unsecured notes due 2030 (the “2030 7.875% Senior Notes”). Refer to “Note 4 - Credit Facilities and Debt”, “Factors Affecting Comparability Between Periods”, and “Liquidity and Capital Resources” for further information.
Hydrogen Plants Asset Purchase
On September 9, 2026, PBF LLC closed on an agreement with Air Products West Coast Hydrogen LLC (“Air Products”) to acquire two hydrogen production plants located at the Torrance refinery (the “Hydrogen Plants Asset Purchase”) that were previously subject to operating lease arrangements. Upon closing, PBF LLC became the owner of the hydrogen plants, which, following a transition period with Air Products, will be operated by its subsidiary, Torrance Refining Company LLC (“Torrance Refining”). Refer to “Note 1 - Description of the Business and Basis of Presentation”, “Note 4 - Credit Facilities and Debt”, “Factors Affecting Comparability Between Periods”, and “Liquidity and Capital Resources” for further information.

Factors Affecting Comparability Between Periods
Our results have been affected by the following events, the understanding of which will aid in assessing the comparability of our period to period financial performance and financial condition.
Debt and Credit Facilities
PBF Holding Revolving Credit Facility
On September 30, 2026, PBF Holding entered into an amendment and restatement of the Revolving Credit Agreement, which amended and restated the previously existing revolving credit agreement dated as of August 23, 2023 (as amended from time to time, the “Prior Credit Agreement”). Among other things, the Revolving Credit Agreement extended the maturity of the Revolving Credit Facility through September 30, 2031, increased the maximum commitment from $3.5 billion to $4.0 billion, and reduced the commitment fees on the unused portion of the Revolving Credit Facility. The interest rate on advances and the fees for letters of credit are generally consistent with those under the Prior Credit Agreement. There were no outstanding borrowings under the Revolving Credit Facility as of September 30, 2026, compared with $100.0 million as of December 31, 2025.
Senior Notes
2032 Exchangeable Notes
On September 17, 2026, PBF Holding issued $550.0 million aggregate principal amount of the 2032 Exchangeable Notes. Net proceeds from the offering were approximately $533.2 million after deducting the initial purchasers’ discounts and commissions and estimated offering expenses. PBF Holding used $27.7 million of the net proceeds to pay the cost of the capped call transactions described in “Note 4 - Credit Facilities and Debt”, and used the remaining proceeds, together with available cash, to fully repay all of the outstanding 2030 7.875% Senior Notes.
2030 7.875% Senior Notes
On September 24, 2026, PBF Holding redeemed all $500.0 million in aggregate principal amount of the outstanding 2030 7.875% Senior Notes at a redemption price equal to 103.938% of the aggregate principal amount thereof, plus accrued and unpaid interest up to, but excluding, the redemption date of September 24, 2026. The aggregate redemption price of the 2030 7.875% Senior Notes was approximately $519.7 million, plus accrued and unpaid interest. The difference between the carrying value of the 2030 7.875% Senior Notes on the date they were redeemed and the amount for which they were redeemed was $26.1 million and was recorded as a loss on extinguishment of debt in the Condensed Consolidated Statements of Operations.
2034 7.25% Senior Notes
On May 28, 2026, PBF Holding issued $500.0 million aggregate principal amount of the 7.25% senior unsecured notes due 2034 (the “2034 7.25% Senior Notes”). Net proceeds from the offering were $492.1 million after deducting the initial purchasers’ discount and offering expenses. PBF Holding used the net proceeds from the offering and available cash to fully redeem the 6.00% senior unsecured notes due 2028 (the “2028 6.00% Senior Notes”), plus accrued and unpaid interest.

2028 6.00% Senior Notes
On June 25, 2026, PBF Holding redeemed all of the outstanding 2028 6.00% Senior Notes at a redemption price equal to 100% of the aggregate principal amount thereof, plus accrued and unpaid interest up to, but excluding, the redemption date. The aggregate redemption price for the 2028 6.00% Senior Notes was approximately $801.6 million, plus accrued and unpaid interest. The difference between the carrying value of the 2028 6.00% Senior Notes on the date they were redeemed and the amount for which they were redeemed was $2.2 million and was recorded as a Loss on extinguishment of debt on the Condensed Consolidated Statements of Operations.
2030 9.875% Senior Notes
On March 17, 2025, PBF Holding issued $800.0 million aggregate principal amount of the 2030 9.875% Senior Notes. Net proceeds from the offering were $776.0 million after deducting the initial purchasers’ discount and offering expenses. PBF Holding used the net proceeds from the offering to repay outstanding borrowings under the Revolving Credit Facility and for general corporate purposes.
Refer to “Note 4 - Credit Facilities and Debt” of our Notes to Condensed Consolidated Financial Statements, for further information.
Assets Sales and Acquisitions
Hydrogen Plants Asset Purchase
On September 9, 2026, PBF LLC closed on the Hydrogen Plants Asset Purchase with Air Products, to acquire two hydrogen production plants located at the Torrance refinery that were previously subject to operating lease arrangements. Upon closing, PBF LLC became the owner of the hydrogen plants, which, following a transition period with Air Products, will be operated by its subsidiary, Torrance Refining.
The consideration for the Hydrogen Plants Asset Purchase included a cash payment of $44.8 million at closing, plus related transaction costs, and a promissory note issued by PBF LLC and guaranteed by us (the “Promissory Note”). The Promissory Note was issued on September 9, 2026, and was initially recorded as debt of approximately $341.1 million. Refer to “Note 4 - Credit Facilities and Debt” of our Notes to Condensed Consolidated Financial Statements, for further information.
As a result of the Hydrogen Plants Asset Purchase, we recognized property, plant and equipment associated with the acquired hydrogen production plants of approximately $388.4 million and derecognized the operating lease liability and related right-of-use asset associated with the hydrogen plants of approximately $139.7 million and $140.2 million, respectively.
Sale of Terminal Assets
On September 30, 2025, through a subsidiary of PBFX, we closed on the sale of two of our non-core refined product terminal facilities located in Philadelphia, PA and Knoxville, TN for $175.4 million, excluding commissions and customary closing costs. The sale resulted in a gain of approximately $94.0 million in the three and nine months ended September 30, 2025, included in Gain on sale of assets on the Condensed Consolidated Statements of Operations.

Martinez Refinery Fire
The Martinez refinery fire occurred on February 1, 2025. As a result, the Martinez refinery was fully shut down until April 2025, when certain unaffected units, including the crude unit, were restarted and the Martinez refinery began producing limited quantities of gasoline, jet fuel, and intermediates. Investigations regarding the Martinez refinery fire by various regulatory agencies are ongoing. Following the completion of construction activities, the Martinez refinery returned to full operations in May 2026. All units affected by the Martinez refinery fire have returned to operational status and are operating at planned rates.
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
Anticipated costs and insurance recoveries related to the Martinez refinery fire are based on information available to us as of the date of this filing, and are preliminary and subject to revision. In addition, neither the total amount nor timing of insurance recoveries is certain. During the nine months ended September 30, 2026, we received $356.5 million of unallocated insurance proceeds, which were recognized as a Gain on insurance recoveries on the Condensed Consolidated Statements of Operations. No such proceeds were received during the three months ended September 30, 2026.
During the three months ended June 30, 2025, we received unallocated insurance proceeds totaling $250.0 million, net of deductibles and retentions. Although no cash was received during the three months ended September 30, 2025, we received notice that our insurers had agreed to pay a second unallocated installment of insurance proceeds totaling $250.0 million. This amount was included in Accounts receivable on the Condensed Consolidated Balance Sheets and was substantially collected at the beginning of the fourth quarter of 2025. As a result, for the three and nine months ended September 30, 2025, we recognized a Gain on insurance recoveries of $250.0 million and $439.0 million, respectively, on the Condensed Consolidated Statements of Operations. The nine-month amount was net of the $61.0 million receivable recorded at March 31, 2025.
In addition, during the nine months ended September 30, 2026, we incurred $34.2 million in operating expenses associated with the Martinez refinery fire. No such expenses were incurred during the three months ended September 30, 2026, compared to $14.6 million and $123.1 million incurred during the three and nine months ended September 30, 2025, respectively.
Costs Related to RBI Initiative
During the second quarter of 2025, we launched our RBI initiative as part of our ongoing strategic efforts to generate incremental value across our business. For the three and nine months ended September 30, 2026, we recognized $11.0 million and $29.6 million, respectively, of expenses related to this initiative, compared to $7.9 million and $21.5 million, respectively, during the three and nine months ended September 30, 2025. These charges are included in General and administrative expenses on the Condensed Consolidated Statements of Operations.

Geopolitical Conflicts
Recent hostilities involving the United States, Israel, the Gulf States, and Iran have disrupted global energy markets and trade flows, contributing to increased volatility in crude oil and refined product prices. Actions affecting regional shipping routes, including through the Strait of Hormuz, and impacts to certain Middle Eastern energy infrastructure have led to higher freight costs, longer transit times and supply chain disruptions. These conditions have supported higher global refining margins and increased demand for U.S. refined products during the period, while also resulting in higher and more volatile crude oil prices, increased feedstock costs, surging shipping and freight costs, and elevated working capital requirements. The net impact on our results of operations has varied based on the timing and magnitude of changes in crude oil prices and refined product margins. The extent to which these conditions will continue remains uncertain and dependent on future developments, including the duration and scope of the conflict, potential further disruptions to supply or transit routes and the response of global markets. We continue to monitor the situation and adjust our operations as appropriate.
Transactions with SBR
We and our subsidiaries have various agreements with SBR, primarily related to the sale and purchase of environmental credits and hydrocarbon products. Refer to “Note 5 - Related Party Transactions” of our Notes to Condensed Consolidated Financial Statements for details on transactions with SBR.
Tax Receivable Agreement
As of both September 30, 2026 and December 31, 2025, PBF Energy recognized a liability for the Tax Receivable Agreement of $168.2 million, reflecting the estimate of the undiscounted amounts that we expected to pay under the agreement. As future taxable income is recognized, increases in our Tax Receivable Agreement liability may be necessary in conjunction with the revaluation of deferred tax assets. In January 2025, we made payments under the Tax Receivable Agreement related to the 2023 tax year totaling $130.8 million, inclusive of $5.4 million of interest.

Results of Operations
The tables below reflect our consolidated financial and operating highlights for the three and nine months ended September 30, 2026 and 2025 (amounts in millions, except per share data). We operate in two reportable business segments: Refining and Logistics. Our oil refineries are all engaged in the refining of crude oil and other feedstocks into petroleum products, and, excluding the assets operated by PBFX, represent the Refining segment. PBFX is an indirect wholly owned subsidiary of PBF Energy that operates certain logistics assets such as crude oil and refined products terminals, pipelines, and storage facilities. PBFX’s operations represent the Logistics segment. We do not separately discuss our results by individual segments as our Logistics segment did not have any significant third-party revenues and a significant portion of its operating results are eliminated in consolidation.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues	$12,132.8	$7,651.1	$31,715.4	$22,192.8
Cost and expenses:
Cost of products and other	9,107.6	6,839.3	25,591.4	20,170.1
Operating expenses (excluding depreciation and amortization expense as reflected below)	688.0	613.5	2,047.0	1,977.0
Depreciation and amortization expense	166.5	159.1	481.0	484.7
Cost of sales	9,962.1	7,611.9	28,119.4	22,631.8
General and administrative expenses (excluding depreciation and amortization expense as reflected below)	127.4	74.0	365.6	224.7
Depreciation and amortization expense	4.1	3.6	11.5	10.8
Gain on insurance recoveries, net	—	(250.0)	(356.5)	(439.0)
Equity (income) loss in investee	(62.4)	19.7	(98.2)	41.0
Loss (gain) on sale of assets	0.7	(94.0)	1.0	(94.2)
Total cost and expenses	10,031.9	7,365.2	28,042.8	22,375.1
Income (loss) from operations	2,100.9	285.9	3,672.6	(182.3)
Other income (expense):
Interest expense (net of interest income of $16.6, $8.6, $28.1 and $17.2, respectively)	(27.2)	(50.3)	(111.3)	(141.0)
Loss on extinguishment of debt	(28.0)	—	(30.2)	—
Other non-service components of net periodic benefit cost	1.4	0.4	3.7	1.0
Income (loss) before income taxes	2,047.1	236.0	3,534.8	(322.3)
Income tax expense (benefit)	503.8	64.3	876.3	(82.7)
Net income (loss)	1,543.3	171.7	2,658.5	(239.6)
Less: net income (loss) attributable to noncontrolling interest	14.0	1.6	24.5	(2.7)
Net income (loss) attributable to PBF Energy Inc. stockholders	$1,529.3	$170.1	$2,634.0	$(236.9)
Consolidated gross margin	$2,170.7	$39.2	$3,596.0	$(439.0)
Gross refining margin (1)	$2,937.5	$721.1	$5,863.8	$1,752.9
Net income (loss) available to Class A common stock per share:
Basic	$12.73	$1.47	$22.21	$(2.08)
Diluted	$12.54	$1.45	$21.82	$(2.08)
_________________________________
(1) See Non-GAAP Financial Measures.

	Three Months Ended September 30,		Nine Months Ended September 30,
Operating Highlights	2026	2025	2026	2025
Key Operating Information
Production (bpd in thousands)	936.5	876.2	890.8	818.8
Crude oil and feedstocks throughput (bpd in thousands)	923.8	871.0	885.4	814.0
Total crude oil and feedstocks throughput (millions of barrels)	85.0	80.1	241.7	222.2
Consolidated gross margin per barrel of throughput	$25.54	$0.49	$14.88	$(1.98)
Gross refining margin, excluding special items, per barrel of throughput (1)	$34.56	$9.00	$22.96	$7.89
Refining operating expense, per barrel of throughput	$7.80	$7.35	$8.15	$8.56

Crude and feedstocks (% of total throughput) (2)
Heavy	30%	25%	28%	26%
Medium	32%	37%	33%	36%
Light	24%	20%	23%	23%
Other feedstocks and blends	14%	18%	16%	15%
Total throughput	100%	100%	100%	100%

Yield (% of total throughput)
Gasoline and gasoline blendstocks	47%	43%	44%	45%
Distillates and distillate blendstocks	34%	34%	35%	35%
Lubes *	—%	1%	1%	1%
Chemicals	1%	2%	1%	1%
Other	19%	21%	20%	19%
Total yield	101%	101%	101%	101%

*Lube production was less than 1% for the three months ended September 30, 2026.
_________________________________________
(1)    See Non-GAAP Financial Measures.
(2)    We define heavy crude oil as crude oil with American Petroleum Institute (“API”) gravity of less than 24 degrees. We define medium crude oil as crude oil with an API gravity between 24 and 35 degrees. We define light crude oil as crude oil with an API gravity higher than 35 degrees.

The table below summarizes certain market indicators relating to our operating results as reported by Platts, a division of The McGraw-Hill Companies.

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars per barrel, except as noted)	2026	2025	2026	2025
Dated Brent crude oil	$97.24	$69.17	$94.63	$70.80
West Texas Intermediate (WTI) crude oil	$86.08	$65.07	$84.06	$66.74
Light Louisiana Sweet (LLS) crude oil	$89.84	$67.17	$87.03	$69.18
Alaska North Slope (ANS) crude oil	$87.84	$70.07	$89.53	$71.54
Crack Spreads
Dated Brent (NYH) 2-1-1	$64.77	$25.82	$45.22	$21.72
WTI (Chicago) 4-3-1	$54.64	$22.01	$39.82	$19.03
LLS (Gulf Coast) 2-1-1	$69.06	$24.41	$49.54	$20.70
ANS (West Coast-LA) 4-3-1	$71.45	$29.34	$54.07	$27.14
ANS (West Coast-SF) 3-2-1	$73.33	$30.59	$57.77	$30.76
Crude Oil Differentials
Dated Brent (foreign) less WTI	$11.15	$4.11	$10.57	$4.06
Dated Brent less Maya (heavy, sour)	$19.16	$8.15	$16.50	$9.27
Dated Brent less WTS (sour)	$12.53	$4.22	$11.94	$4.04
Dated Brent less ASCI (sour)	$11.81	$4.46	$10.00	$3.67
WTI less WCS (heavy, sour)	$19.63	$12.54	$18.58	$12.07
WTI less Bakken (light, sweet)	$0.16	$0.96	$0.81	$1.11
WTI less Syncrude (light, sweet)	$(6.62)	$0.72	$(2.67)	$0.78
WTI less LLS (light, sweet)	$(3.75)	$(2.11)	$(2.97)	$(2.44)
WTI less ANS (light, sweet)	$(1.76)	$(5.01)	$(5.47)	$(4.80)
Effective RIN basket price	$14.36	$6.38	$12.34	$5.77
Natural gas (dollars per MMBTU)	$2.89	$3.07	$3.10	$3.48
Three Months Ended September 30, 2026 Compared to the Three Months Ended September 30, 2025
Overview— PBF Energy net income was $1,543.3 million for the three months ended September 30, 2026 compared to net income of $171.7 million for the three months ended September 30, 2025. Net income attributable to PBF Energy stockholders was $1,529.3 million, or $12.54 per diluted share, for the three months ended September 30, 2026, ($12.54 per share on a fully-exchanged, fully-diluted basis based on adjusted fully-converted net income, or $12.78 per share on a fully-exchanged, fully-diluted basis based on adjusted fully-converted net income excluding special items, as described below in Non-GAAP Financial Measures) compared to net income attributable to PBF Energy stockholders of $170.1 million, or $1.45 per diluted share, for the three months ended September 30, 2025 ($1.45 per share on a fully-exchanged, fully-diluted basis based on adjusted fully-converted net income, or $(0.52) per share on a fully-exchanged, fully-diluted basis based on adjusted fully-converted net loss excluding special items, as described below in Non-GAAP Financial Measures). The net income (loss) attributable to PBF Energy stockholders represents PBF Energy’s equity interest in PBF LLC’s pre-tax income (loss), less applicable income tax expense (benefit). PBF Energy’s weighted-average equity interest in PBF LLC was 99.3% for both the three months ended September 30, 2026 and 2025.

Our results for the three months ended September 30, 2026 were negatively impacted by special items consisting of costs related to the RBI initiative of approximately $11.0 million, or $8.2 million net of tax, and a loss on extinguishment of debt of $28.0 million, or $20.7 million net of tax, related to the redemption of the 2030 7.875% Senior Notes and the write-off of a portion of unamortized deferred financing costs in connection with refinancing activities. Our results for the three months ended September 30, 2025 were positively impacted by special items consisting of a gain on insurance recoveries of $250.0 million, or $185.0 million net of tax, and a gain on sale of terminal assets of $94.0 million, or $69.6 million net of tax, partially offset by expenses associated with the Martinez refinery fire of approximately $14.6 million, or $10.8 million net of tax, our share of the adjustment to the SBR lower of cost or market (“SBR LCM”) inventory reserve of $8.5 million, or $6.3 million net of tax, and costs related to the RBI initiative of approximately $7.9 million, or $5.8 million net of tax.
Excluding the impact of special items, our results for the three months ended September 30, 2026 reflect a significant increase in refining margins compared to the same period in 2025. The refining margins increase was primarily driven by favorable crack spreads and certain crude oil differentials, as well as higher throughput volumes across the majority of our refineries, partially offset by higher RFS compliance costs and freight and shipping expenses, as well as unfavorable movements on certain crude differentials. Ongoing geopolitical conflicts affecting global supply and trade flows also significantly contributed to these market conditions.
Revenues— Revenues totaled $12.1 billion for the three months ended September 30, 2026 compared to $7.7 billion for the three months ended September 30, 2025, an increase of approximately $4.4 billion, or 57.1%. Revenues per barrel were $134.11 and $81.39 for the three months ended September 30, 2026 and 2025, respectively, an increase of 64.8% directly related to higher hydrocarbon commodity prices. For the three months ended September 30, 2026, the total throughput rates at our East Coast, Mid-Continent, Gulf Coast, and West Coast refineries averaged approximately 293,800 bpd, 156,400 bpd, 180,500 bpd, and 293,100 bpd, respectively. For the three months ended September 30, 2025, the total throughput rates at our East Coast, Mid-Continent, Gulf Coast, and West Coast refineries averaged approximately 307,800 bpd, 141,500 bpd, 187,700 bpd and 234,000 bpd, respectively. For the three months ended September 30, 2026, the total barrels sold at our East Coast, Mid-Continent, Gulf Coast, and West Coast refineries averaged approximately 321,500 bpd, 167,300 bpd, 172,000 bpd, and 322,500 bpd, respectively. For the three months ended September 30, 2025, the total barrels sold at our East Coast, Mid-Continent, Gulf Coast, and West Coast refineries averaged approximately 356,500 bpd, 156,200 bpd, 171,700 bpd and 337,400 bpd, respectively. Total refined product barrels sold were higher than throughput rates, reflecting sales from inventory as well as sales and purchases of refined products outside our refineries.
Overall average throughput rates at our refineries were higher for the three months ended September 30, 2026, primarily due to the restart of the Martinez refinery, partially offset by the impact of the planned turnaround of the Martinez hydrocracker complex and Paulsboro crude unit which commenced in September, and unplanned downtime on the East Coast. In the prior-year period, increased maintenance activity and unplanned downtime resulting from the Martinez refinery fire negatively impacted throughput. We plan to continue operating our refineries in line with demand and prevailing market conditions.
Consolidated gross margin— Consolidated gross margin totaled $2,170.7 million for the three months ended September 30, 2026 compared to $39.2 million for the three months ended September 30, 2025, an increase of approximately $2,131.5 million. Gross refining margin totaled $2,937.5 million, or $34.56 per barrel of throughput for the three months ended September 30, 2026 compared to $721.1 million, or $9.00 per barrel of throughput for the three months ended September 30, 2025, an increase of approximately $2,216.4 million. During the three months ended September 30, 2026 and 2025, our refining margin calculations were not impacted by special items.

Consolidated gross margin and gross refining margin increased compared to the three months ended September 30, 2025, primarily due to the persistence of favorable crack spreads and certain crude oil differentials, which were driven by geopolitical impacts, as well as higher throughput volumes across the majority of our refineries. These favorable impacts were partially offset by higher RFS compliance costs and freight and shipping expenses, as well as unfavorable movements on certain crude differentials.
Additionally, our results continue to be impacted by significant costs to comply with the RFS. On March 27, 2026, the Environmental Protection Agency (“EPA”) finalized new RFS requirements for 2026 and 2027, which included a partial reallocation of small refinery exemptions that were granted for years 2023 to 2025 and revised renewable fuel volume requirements for 2026. Total RFS compliance costs were $522.8 million for the three months ended September 30, 2026 compared to $169.0 million for the three months ended September 30, 2025. The increase was primarily attributable to the newly finalized RFS requirements for 2026 and 2027, which has resulted in higher RIN prices in 2026 compared to 2025.
Average industry margins were notably more favorable during the three months ended September 30, 2026 in comparison to the same period in 2025, primarily due to geopolitical conflicts negatively impacting supply with demand remaining relatively resilient.
Favorable movements in benchmark crude differentials typically result in lower crude costs and positively impact our earnings, while reductions in these benchmark crude differentials typically result in higher crude costs and negatively impact our earnings.
On the East Coast, the Dated Brent (NYH) 2-1-1 industry crack spread was approximately $64.77 per barrel, or 150.9% higher, in the three months ended September 30, 2026, as compared to $25.82 per barrel in the same period in 2025. Our margins were positively impacted from our refinery specific slate on the East Coast by a widening Dated Brent/Maya differential, which increased by $11.01 per barrel, slightly offset by a weakened WTI/Bakken differential, which decreased by $0.80 per barrel, in comparison to the same period in 2025. The WTI/WCS differential widened to $19.63 per barrel in the three months ended September 30, 2026 compared to $12.54 in the same period in 2025, which favorably impacted our cost of heavy crude.
Across the Mid-Continent, the WTI (Chicago) 4-3-1 industry crack spread was $54.64 per barrel, or 148.3% higher, in the three months ended September 30, 2026 as compared to $22.01 per barrel in the same period in 2025. Our margins were negatively impacted from our refinery specific slate in the Mid-Continent by weakened WTI/Syncrude and WTI/Bakken differentials, which decreased by $7.34 and $0.80 per barrel, respectively, in comparison to the same period in 2025.
On the Gulf Coast, the LLS (Gulf Coast) 2-1-1 industry crack spread was $69.06 per barrel, or 182.9% higher, in the three months ended September 30, 2026 as compared to $24.41 per barrel in the same period in 2025. Margins on the Gulf Coast were positively impacted from our refinery specific slate by an expanded Dated Brent/WTS differential, which averaged a discount of $12.53 per barrel for the three months ended September 30, 2026 as compared to a discount of $4.22 per barrel in the same period of 2025.
On the West Coast, the ANS (West Coast - LA) 4-3-1 industry crack spread was $71.45 per barrel, or 143.5% higher, in the three months ended September 30, 2026 as compared to $29.34 per barrel in the same period in 2025. Additionally, the ANS (West Coast - SF) 3-2-1 industry crack spread was $73.33 per barrel, or 139.7% higher, in the three months ended September 30, 2026 as compared to $30.59 per barrel in the same period in 2025. Our margins on the West Coast were positively impacted from our refinery specific slate by strengthened WTI/ANS differential, which averaged a premium of $1.76 per barrel for the three months ended September 30, 2026 as compared to a premium of $5.01 per barrel in the same period of 2025, and an expanded Dated Brent/WTS differential, which averaged a discount of $12.53 per barrel for the three months ended September 30, 2026 as compared to a discount of $4.22 per barrel in the same period of 2025.

Operating expenses— Operating expenses totaled $688.0 million for the three months ended September 30, 2026 compared to $613.5 million for the three months ended September 30, 2025, an increase of $74.5 million, or 12.1%. Of the total $688.0 million of operating expenses for the three months ended September 30, 2026, $662.8 million, or $7.80 per barrel of throughput, related to expenses incurred by the Refining segment, while the remaining $25.2 million related to expenses incurred by the Logistics segment ($589.2 million, or $7.35 per barrel, and $24.3 million of operating expenses for the three months ended September 30, 2025 related to the Refining and Logistics segments, respectively). The increase in operating expenses compared to the same period in 2025 was primarily attributable to higher maintenance related to repairs at the Chalmette refinery, as well as increased outside services and employee-related costs, partially offset by lower maintenance at the Martinez refinery following its restart in May 2026.
General and administrative expenses— General and administrative expenses totaled $127.4 million for the three months ended September 30, 2026 compared to $74.0 million for the three months ended September 30, 2025, an increase of approximately $53.4 million, or 72.2%. The increase in general and administrative expenses in comparison to the same period in 2025 was primarily due to higher employee-related expenses, including the recognition of incentive compensation, and outside services, including higher legal costs. General and administrative expenses are comprised of personnel, facilities, and other infrastructure costs necessary to support our refineries and related logistics assets.
Depreciation and amortization expense— Depreciation and amortization expense totaled $170.6 million for the three months ended September 30, 2026 (including $166.5 million recorded within Cost of sales) compared to $162.7 million for the three months ended September 30, 2025 (including $159.1 million recorded within Cost of sales), representing an increase of approximately $7.9 million. The increase was primarily attributable to an increase in the fixed asset base resulting from capital projects and turnarounds completed since the third quarter of 2025.
Gain on insurance recoveries, net— For the three months ended September 30, 2025, we recognized a gain on insurance recoveries associated with the Martinez refinery fire of $250.0 million. There was no such gain for the three months ended September 30, 2026.
Equity (income) loss in investee— For the three months ended September 30, 2026 and 2025, we recognized income of $62.4 million and a loss of $19.7 million, respectively, from our equity investment in SBR due to improved renewable diesel margins.
Loss (gain) on sale of assets— For the three months ended September 30, 2026, we recognized a loss of $0.7 million primarily related to the sale of non-operating refinery assets. For the three months ended September 30, 2025, we recognized a gain of $94.0 million primarily related to the sale of terminal assets.
Interest expense, net— Interest expense, net totaled $27.2 million for the three months ended September 30, 2026, compared to $50.3 million for the three months ended September 30, 2025, a decrease of approximately $23.1 million. The decrease was primarily attributable to lower average outstanding borrowings under our Revolving Credit Facility and the redemption of the 2028 6.00% Notes in June 2026, partially offset by increased interest expense from the issuance of the 2034 7.25% Senior Notes in May 2026. Additionally, interest income increased by $8.0 million during the three months ended September 30, 2026, driven by higher interest rates and higher cash deposits compared with the same period in the prior year. Interest expense for the three months ended September 30, 2026 includes interest on long-term debt, letter of credit fees associated with the purchase of certain crude oils, and the amortization of deferred financing costs.
Loss on extinguishment of debt— For the three months ended September 30, 2026, there was a loss on the extinguishment of debt of $28.0 million related to the redemption of the 2030 7.875% Senior Notes, including the write-off of unamortized deferred financing costs, and the write-off of a portion of unamortized deferred financing costs in connection with the amendment and restatement of the Revolving Credit Agreement. There was no such loss during the three months ended September 30, 2025.

Income tax expense (benefit)— PBF LLC is organized as a limited liability company and PBFX is a partnership, both of which are treated as “flow-through” entities for federal income tax purposes and therefore are not subject to income tax. However, two subsidiaries of Chalmette Refining L.L.C. (“Chalmette Refining”) and our Canadian subsidiary, PBF Energy Limited (“PBF Ltd.”) are treated as C-Corporations for income tax purposes and may incur income taxes with respect to their earnings, as applicable. The members of PBF LLC are required to include their proportionate share of PBF LLC’s taxable income or loss on their respective tax returns. PBF LLC generally makes distributions to its members, per the terms of PBF LLC’s amended and restated limited liability company agreement, related to such taxes, on a pro-rata basis. PBF Energy recognizes an income tax expense or benefit in our Condensed Consolidated Financial Statements based on PBF Energy’s allocable share of PBF LLC’s pre-tax income or loss, which was approximately 99.3%, on a weighted-average basis for both the three months ended September 30, 2026 and 2025. PBF Energy’s Condensed Consolidated Financial Statements do not reflect any benefit or provision for income taxes on the pre-tax income or loss attributable to the noncontrolling interest in PBF LLC or PBFX (although, as described above, PBF LLC must make tax distributions to all its members on a pro-rata basis). PBF Energy’s effective tax rate, excluding the impact of noncontrolling interest, for the three months ended September 30, 2026 and 2025 was 24.8% and 27.4%, respectively. For both the three months ended September 30, 2026 and September 30, 2025, PBF Energy’s effective tax rate was relatively consistent with the United States statutory rate.
Noncontrolling interest— PBF Energy is the sole managing member of, and has a controlling interest in, PBF LLC. As the sole managing member of PBF LLC, PBF Energy operates and controls all of the business and affairs of PBF LLC and its subsidiaries. PBF Energy consolidates the financial results of PBF LLC and its subsidiaries. With respect to the consolidation of PBF LLC, we record a noncontrolling interest for the economic interest in PBF LLC held by members other than PBF Energy, and with respect to the consolidation of PBF Holding, we record a 20% noncontrolling interest for the ownership interests in two subsidiaries of Chalmette Refining held by a third party. The total noncontrolling interest on the Condensed Consolidated Statements of Operations represents the portion of the Company’s earnings or loss attributable to the economic interests held by members of PBF LLC other than PBF Energy and by the third-party stockholders of certain of Chalmette Refining’s subsidiaries. The total noncontrolling interest on the Condensed Consolidated Balance Sheets represents the portion of the Company’s net assets attributable to the economic interests held by the members of PBF LLC other than PBF Energy and by the third-party stockholders of the two Chalmette Refining subsidiaries. PBF Energy’s weighted-average equity noncontrolling interest ownership percentage in PBF LLC for both the three months ended September 30, 2026 and 2025 was approximately 0.7%. The carrying amount of the noncontrolling interest on our Condensed Consolidated Balance Sheets attributable to the noncontrolling interest is not equal to the noncontrolling interest ownership percentage due to the effect of income taxes and related agreements that pertain solely to PBF Energy.
Nine Months Ended September 30, 2026 Compared to the Nine Months Ended September 30, 2025
Overview— PBF Energy net income was $2,658.5 million for the nine months ended September 30, 2026 compared to net loss of $239.6 million for the nine months ended September 30, 2025. Net income attributable to PBF Energy stockholders was $2,634.0 million, or $21.82 per diluted share, for the nine months ended September 30, 2026 ($21.82 per share on a fully-exchanged, fully-diluted basis based on adjusted fully-converted net income, or $18.26 per share on a fully-exchanged, fully-diluted basis based on adjusted fully-converted net income excluding special items, as described below in Non-GAAP Financial Measures), compared to net loss attributable to PBF Energy stockholders of $236.9 million, or $(2.08) per diluted share, for the nine months ended September 30, 2025 ($(2.08) per share on a fully-exchanged, fully-diluted basis based on adjusted fully-converted net loss, or $(4.64) per share on a fully-exchanged, fully-diluted basis based on adjusted fully-converted net loss excluding special items, as described below in Non-GAAP Financial Measures). The net income (loss) attributable to PBF Energy stockholders represents PBF Energy’s equity interest in PBF LLC’s pre-tax income (loss), less applicable income tax expense (benefit). PBF Energy’s weighted-average equity interest in PBF LLC was 99.3% for both the nine months ended September 30, 2026 and 2025.

Our results for the nine months ended September 30, 2026 were positively impacted by special items consisting of a gain on insurance recoveries of $356.5 million, or $263.8 million net of tax, a lower of cost or market (“LCM”) inventory adjustment of $313.0 million, or $231.6 million net of tax, and our share of the adjustment to the SBR LCM inventory reserve of $9.4 million, or $7.0 million net of tax. These favorable impacts were partially offset by expenses associated with the Martinez refinery fire of approximately $34.2 million, or $25.3 million net of tax, a loss on extinguishment of debt of $30.2 million, or $22.3 million net of tax, related to the redemption of the 2028 6.00% Senior Notes and the 2030 7.875% Senior Notes, as well as the write-off of a portion of unamortized deferred financing costs in connection with refinancing activities, and costs related to the RBI initiative of approximately $29.6 million, or $21.9 million net of tax. Our results for the nine months ended September 30, 2025 were positively impacted by special items consisting of a gain on insurance recoveries of $439.0 million, or $324.9 million net of tax, gain on sale of terminal assets of $94.0 million, or $69.6 million net of tax, and our share of the adjustment to the SBR LCM inventory reserve of $8.2 million, or $6.1 million net of tax, partially offset by expenses associated with the Martinez refinery fire of approximately $123.1 million, or $91.1 million net of tax and costs related to the RBI initiative of approximately $21.5 million, or $15.9 million net of tax.
Excluding the impact of special items, our results for the nine months ended September 30, 2026 reflect a significant increase in refining margins compared to the same period in 2025. The refining margins increase was primarily driven by favorable crack spreads and certain crude oil differentials, as well as higher throughput volumes and increased barrels sold across the majority of our refineries, partially offset by higher RFS compliance costs and freight and shipping expenses, as well as unfavorable movements in certain crude differentials. Ongoing geopolitical conflicts affecting global supply and trade flows also significantly contributed to these market conditions.
Revenues— Revenues totaled $31.7 billion for the nine months ended September 30, 2026 compared to $22.2 billion for the nine months ended September 30, 2025, an increase of approximately $9.5 billion, or 42.8%. Revenues per barrel were $118.68 and $83.45 for the nine months ended September 30, 2026 and 2025, respectively, an increase of 42.2% directly related to higher hydrocarbon commodity prices and sale volumes. For the nine months ended September 30, 2026, the total throughput rates at our East Coast, Mid-Continent, Gulf Coast, and West Coast refineries averaged approximately 302,400 bpd, 143,800 bpd, 181,000 bpd, and 258,200 bpd, respectively. For the nine months ended September 30, 2025, the total throughput rates at our East Coast, Mid-Continent, Gulf Coast, and West Coast refineries averaged approximately 290,100 bpd, 147,000 bpd, 173,200 bpd and 203,700 bpd, respectively. For the nine months ended September 30, 2026, total barrels sold at our East Coast, Mid-Continent, Gulf Coast, and West Coast refineries averaged approximately 333,300 bpd, 155,800 bpd, 168,100 bpd, and 318,300 bpd, respectively. For the nine months ended September 30, 2025, total barrels sold at our East Coast, Mid-Continent, Gulf Coast, and West Coast refineries averaged approximately 335,400 bpd, 155,300 bpd, 165,200 bpd and 318,200 bpd, respectively. Total refined product barrels sold were higher than throughput rates, reflecting sales from inventory as well as sales and purchases of refined products outside our refineries.
Overall average throughput rates at our refineries were higher for the nine months ended September 30, 2026, primarily due to the restart of the Martinez refinery, partially offset by the impact of the planned turnarounds, and unplanned downtime at our East Coast and Mid-Continent refineries. In the prior-year period, increased maintenance activity and unplanned downtime resulting from the Martinez refinery fire negatively impacted throughput. We plan to continue operating our refineries in line with demand and prevailing market conditions.

Consolidated gross margin— Consolidated gross margin totaled $3,596.0 million for the nine months ended September 30, 2026, compared to $(439.0) million for the nine months ended September 30, 2025, an increase of approximately $4,035.0 million. Gross refining margin totaled $5,863.8 million, or $24.26 per barrel of throughput for the nine months ended September 30, 2026 compared to $1,752.9 million, or $7.89 per barrel of throughput for the nine months ended September 30, 2025, an increase of approximately $4,110.9 million. Gross refining margin excluding special items totaled $5,550.8 million, or $22.96 per barrel of throughput for the nine months ended September 30, 2026. During the nine months ended September 30, 2025, our refining margin calculations were not impacted by special items.
Consolidated gross margin and gross refining margin for the nine months ended September 30, 2026 were positively impacted by the reversal of a prior-year non-cash LCM adjustment of approximately $313.0 million, driven by the increase in crude oil and refined product prices compared to the prior year. Consolidated gross margin, gross refining margin, and gross refining margin excluding special items increased primarily due to the persistence of favorable movements in crack spreads and certain crude oil differentials, which were driven by geopolitical impacts, as well as higher barrels sold at the majority of our refineries. These favorable impacts were partially offset by higher RFS compliance costs and freight and shipping expenses, as well as unfavorable movements in certain crude differentials.
Additionally, our results continue to be impacted by significant costs to comply with the RFS. On March 27, 2026, the EPA finalized new RFS requirements for 2026 and 2027, which included a partial reallocation of small refinery exemptions that were granted for years 2023 to 2025 and revised renewable fuel volume requirements for 2026. Total RFS compliance costs were $1,132.1 million for the nine months ended September 30, 2026 compared to $454.0 million for the nine months ended September 30, 2025. The increase was primarily attributable to the newly finalized RFS requirements for 2026 and 2027, which has resulted in higher RIN prices in 2026 compared to 2025.
Average industry margins were notably more favorable during the nine months ended September 30, 2026 in comparison to the same period in 2025, primarily due to geopolitical conflicts negatively impacting supply with demand remaining relatively resilient.
Favorable movements in benchmark crude differentials typically result in lower crude costs and positively impact our earnings, while reductions in these benchmark crude differentials typically result in higher crude costs and negatively impact our earnings.
On the East Coast, the Dated Brent (NYH) 2-1-1 industry crack spread was approximately $45.22 per barrel, or 108.2% higher, in the nine months ended September 30, 2026, as compared to $21.72 per barrel in the same period in 2025. Our margins were positively impacted from our refinery specific slate on the East Coast by widening WTI/WCS and Dated Brent/Maya differentials which increased by $6.51 and $7.23 per barrel, respectively, in comparison to the same period in 2025, which favorably impacted our cost of heavy crudes.
Across the Mid-Continent, the WTI (Chicago) 4-3-1 industry crack spread was $39.82 per barrel, or 109.2% higher, in the nine months ended September 30, 2026 as compared to $19.03 per barrel in the same period in 2025. Our margins were negatively impacted from our refinery specific slate in the Mid-Continent by a weakened WTI/Syncrude differential, which decreased by $3.45 per barrel, in comparison to the same period in 2025.
On the Gulf Coast, the LLS (Gulf Coast) 2-1-1 industry crack spread was $49.54 per barrel, or 139.3% higher, in the nine months ended September 30, 2026 as compared to $20.70 per barrel in the same period in 2025. Margins on the Gulf Coast were positively impacted from our refinery specific slate by an expanded Dated Brent/WTS differential, which averaged a discount of $11.94 per barrel for the nine months ended September 30, 2026 as compared to a discount of $4.04 per barrel in the same period of 2025.

On the West Coast, the ANS (West Coast) 4-3-1 industry crack spread was $54.07 per barrel, or 99.2% higher, in the nine months ended September 30, 2026 as compared to $27.14 per barrel in the same period in 2025. Additionally, the ANS (West Coast) 3-2-1 industry crack spread was $57.77 per barrel, or 87.8% higher, in the nine months ended September 30, 2026 as compared to $30.76 per barrel in the same period in 2025. Our margins on the West Coast were negatively impacted from our refinery specific slate by a weakened WTI/ANS differential, which averaged a premium of $5.47 per barrel for the nine months ended September 30, 2026 as compared to a premium of $4.80 per barrel in the same period of 2025, slightly offset by an expanded Dated Brent/WTS differential, which averaged a discount of $11.94 per barrel for the nine months ended September 30, 2026 as compared to a discount of $4.04 per barrel in the same period of 2025.
Operating expenses— Operating expenses totaled $2,047.0 million for the nine months ended September 30, 2026 compared to $1,977.0 million for the nine months ended September 30, 2025, an increase of approximately $70.0 million, or 3.5%. Of the total $2,047.0 million in operating expenses, $1,970.0 million, or $8.15 per barrel of throughput, related to expenses incurred by the Refining segment, while the remaining $77.0 million related to expenses incurred by the Logistics segment ($1,903.0 million, or $8.56 per barrel of throughput, and $74.0 million of operating expenses for the nine months ended September 30, 2025 related to the Refining and Logistics segments, respectively). The increase in operating expenses compared to the same period in 2025 was primarily attributable to higher insurance, outside services and employee-related costs, partially offset by reduced natural gas costs and lower maintenance expenses, primarily at the Martinez refinery, following its restart in May 2026.
General and administrative expenses— General and administrative expenses totaled $365.6 million for the nine months ended September 30, 2026 compared to $224.7 million for the nine months ended September 30, 2025, an increase of approximately $140.9 million, or 62.7%. The increase in general and administrative expenses in comparison to the same period in 2025 was primarily due to higher employee-related expenses, including the recognition of incentive compensation, and outside services, including higher legal costs, and costs incurred in connection with the RBI initiative. General and administrative expenses are comprised of personnel, facilities, and other infrastructure costs necessary to support our refineries and related logistics assets.
Depreciation and amortization expense— Depreciation and amortization expense totaled $492.5 million for the nine months ended September 30, 2026 (including $481.0 million recorded within Cost of sales), compared to $495.5 million for the nine months ended September 30, 2025 (including $484.7 million recorded within Cost of sales), representing a decrease of approximately $3.0 million. The decrease was primarily attributable to certain catalyst and turnaround costs that became fully amortized in 2025, partially offset by an increase in the fixed asset base resulting from capital projects and turnarounds completed since the third quarter of 2025.
Gain on insurance recoveries, net— For the nine months ended September 30, 2026 and 2025, we recognized gains on insurance recoveries associated with the Martinez refinery fire of $356.5 million and $439.0 million, respectively.
Equity (income) loss in investee— For the nine months ended September 30, 2026 and 2025, we recognized income of $98.2 million and a loss of $41.0 million, respectively, from our equity investment in SBR due to improved renewable diesel margins.
Loss (gain) on sale of assets— For the nine months ended September 30, 2026 we recognized a loss of $1.0 million, primarily related to the sale of non-operating refinery assets. For the nine months ended September 30, 2025, we recognized a gain of $94.2 million primarily related to the sale of terminal assets.

Interest expense, net— Interest expense, net totaled $111.3 million for the nine months ended September 30, 2026, compared to $141.0 million for the nine months ended September 30, 2025, a decrease of approximately $29.7 million. The net decrease was primarily attributable to increased capitalized interest related to the Martinez refinery rebuild, lower average outstanding borrowings under our Revolving Credit Facility, and the redemption of the 2028 6.00% Senior Notes in June 2026, partially offset by increased interest expense from the issuance of the 2034 7.25% Senior Notes in May 2026. The lower principal balance of the 2034 7.25% Senior Notes more than offset the higher interest rate compared to the 2028 6.00% Senior Notes. Interest expense also reflects the issuance of the 2030 9.875% Senior Notes in March 2025. Additionally, interest income increased by $10.9 million during the nine months ended September 30, 2026, driven by higher interest rates and higher cash deposits compared with the same period in the prior year. Interest expense for the nine months ended September 30, 2026 includes interest on long-term debt, letter of credit fees associated with the purchase of certain crude oils, and the amortization of deferred financing costs.
Loss on extinguishment of debt— For the nine months ended September 30, 2026, there was a loss on the extinguishment of debt of $30.2 million, related to the redemption of the 2028 6.00% Senior Notes and 2030 7.875% Senior Notes, including the write-off of unamortized deferred financing costs, as well as the write-off of a portion of unamortized deferred financing costs in connection with the amendment and restatement of the Revolving Credit Agreement. There was no such loss during the nine months ended September 30, 2025.
Income tax expense (benefit)— PBF LLC is organized as a limited liability company and PBFX is a partnership, both of which are treated as “flow-through” entities for federal income tax purposes and therefore are not subject to income tax. However, two subsidiaries of Chalmette Refining and our Canadian subsidiary, PBF Ltd., are treated as C-Corporations for income tax purposes and may incur income taxes with respect to their earnings, as applicable. The members of PBF LLC are required to include their proportionate share of PBF LLC’s taxable income or loss on their respective tax returns. PBF LLC generally makes distributions to its members, per the terms of PBF LLC’s amended and restated limited liability company agreement, related to such taxes, on a pro-rata basis. PBF Energy recognizes an income tax expense or benefit in our Condensed Consolidated Financial Statements based on PBF Energy’s allocable share of PBF LLC’s pre-tax income or loss, which was approximately 99.3% on a weighted-average basis for both the nine months ended September 30, 2026 and 2025. PBF Energy’s Condensed Consolidated Financial Statements do not reflect any benefit or provision for income taxes on the pre-tax income or loss attributable to the noncontrolling interest in PBF LLC (although, as described above, PBF LLC must make tax distributions to all its members on a pro-rata basis). PBF Energy’s effective tax rate, excluding the impact of noncontrolling interest, for the nine months ended September 30, 2026 and 2025 was 25.0% and 25.9%, respectively. For both the nine months ended September 30, 2026 and 2025, PBF Energy’s effective tax rate did not materially differ from the United States statutory rate, inclusive of state income taxes.

Noncontrolling interest— PBF Energy is the sole managing member of, and has a controlling interest in, PBF LLC. As the sole managing member of PBF LLC, PBF Energy operates and controls all of the business and affairs of PBF LLC and its subsidiaries. PBF Energy consolidates the financial results of PBF LLC and its subsidiaries. With respect to the consolidation of PBF LLC, we record a noncontrolling interest for the economic interest in PBF LLC held by members other than PBF Energy, and with respect to the consolidation of PBF Holding, we record a 20% noncontrolling interest for the ownership interests in two subsidiaries of Chalmette Refining held by a third party. The total noncontrolling interest on the Condensed Consolidated Statements of Operations represents the portion of the Company’s earnings or loss attributable to the economic interests held by members of PBF LLC other than PBF Energy and by the third-party stockholders of certain of Chalmette Refining’s subsidiaries. The total noncontrolling interest on the Condensed Consolidated Balance Sheets represents the portion of the Company’s net assets attributable to the economic interests held by the members of PBF LLC other than PBF Energy and by the third-party stockholders of the two Chalmette Refining subsidiaries. PBF Energy’s weighted-average equity noncontrolling interest ownership percentage in PBF LLC for both the nine months ended September 30, 2026 and 2025 was approximately 0.7%. The carrying amount of the noncontrolling interest on our Condensed Consolidated Balance Sheets attributable to the noncontrolling interest is not equal to the noncontrolling interest ownership percentage due to the effect of income taxes and related agreements that pertain solely to PBF Energy.

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
Special Items
The Non-GAAP financial measures presented include Adjusted fully-converted net income (loss) excluding special items, gross refining margin excluding special items, EBITDA excluding special items, and net debt to capitalization ratio excluding special items. Special items for the periods presented relate to LCM inventory adjustments, our share of the SBR LCM inventory adjustment, expenses associated with the Martinez refinery fire, gain on insurance recoveries, costs related to the RBI initiative, loss on extinguishment of debt, and gain on sale of terminal assets. See “Notes to Non-GAAP Financial Measures” below for more details on all special items disclosed. Although we believe that Non-GAAP financial measures, excluding the impact of special items, provide useful supplemental information to investors regarding the results and performance of our business and allow for helpful period-over-period comparisons, such Non-GAAP financial measures should only be considered as a supplement to, and not as a substitute for, or superior to, the financial measures prepared in accordance with GAAP.
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

The following table reconciles PBF Energy’s Adjusted Fully-Converted results with its results presented in accordance with GAAP for the three and nine months ended September 30, 2026 and 2025 (in millions, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income (loss) attributable to PBF Energy Inc. stockholders	$1,529.3	$170.1	$2,634.0	$(236.9)
Less: Income allocated to participating securities	—	—	0.1	—
Income (loss) available to PBF Energy Inc. stockholders - basic	1,529.3	170.1	2,633.9	(236.9)
Add: Net income (loss) attributable to noncontrolling interest (1)	14.1	1.6	24.7	(2.7)
Less: Income tax (expense) benefit (2)	(3.7)	(0.4)	(6.4)	0.7
Adjusted fully-converted net income (loss)	$1,539.7	$171.3	$2,652.2	$(238.9)
Special Items: (3)
Add: LCM inventory adjustment	—	—	(313.0)	—
Add: LCM inventory adjustment - SBR	—	8.5	(9.4)	(8.2)
Add: Martinez refinery fire expenses	—	14.6	34.2	123.1
Add: Gain on insurance recoveries, net	—	(250.0)	(356.5)	(439.0)
Add: Costs related to RBI initiative	11.0	7.9	29.6	21.5
Add: Loss on extinguishment of debt	28.0	—	30.2	—
Add: Gain on sale of terminal assets	—	(94.0)	—	(94.0)
Add: Recomputed income tax on special items	(10.1)	81.4	152.0	103.1
Adjusted fully-converted net income (loss) excluding special items	$1,568.6	$(60.3)	$2,219.3	$(532.4)
Weighted-average shares outstanding of PBF Energy Inc.	120,131,825	115,734,251	118,575,273	113,845,472
Conversion of PBF LLC Series A Units (4)	838,397	862,780	853,731	862,780
Common stock equivalents (5)	1,786,242	1,361,318	2,112,265	—
Fully-converted shares outstanding-diluted	122,756,464	117,958,349	121,541,269	114,708,252
Diluted net income (loss) per share	$12.54	$1.45	$21.82	$(2.08)
Adjusted fully-converted net income (loss) per fully exchanged, fully diluted shares outstanding (5)	$12.54	$1.45	$21.82	$(2.08)
Adjusted fully-converted net income (loss) excluding special items per fully exchanged, fully diluted shares outstanding (3) (5)	$12.78	$(0.52)	$18.26	$(4.64)
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

The following table presents our GAAP calculation of gross margin and a reconciliation of gross refining margin, and gross refining margin excluding special items, to the most directly comparable GAAP financial measure, consolidated gross margin, on a historical basis, as applicable, for each of the periods indicated (in millions, except per barrel amounts):

	Three Months Ended September 30,
	2026		2025
	$	per barrel of throughput	$	per barrel of throughput
Calculation of consolidated gross margin:
Revenues	$12,132.8	$142.75	$7,651.1	$95.49
Less: Cost of sales	9,962.1	117.21	7,611.9	95.00
Consolidated gross margin	$2,170.7	$25.54	$39.2	$0.49
Reconciliation of consolidated gross margin to gross refining margin and gross refining margin excluding special items:
Consolidated gross margin	$2,170.7	$25.54	$39.2	$0.49
Add: Logistics operating expense	29.7	0.35	28.7	0.36
Add: Logistics depreciation expense	8.4	0.10	9.6	0.12
Less: Logistics gross margin	(92.2)	(1.09)	(95.1)	(1.19)
Add: Refining operating expense	662.8	7.80	589.2	7.35
Add: Refining depreciation expense	158.1	1.86	149.5	1.87
Gross refining margin	$2,937.5	$34.56	$721.1	$9.00
Gross refining margin excluding special items	$2,937.5	$34.56	$721.1	$9.00

	Nine Months Ended September 30,
	2026		2025
	$	per barrel of throughput	$	per barrel of throughput
Calculation of consolidated gross margin:
Revenues	$31,715.4	$131.21	$22,192.8	$99.87
Less: Cost of sales	28,119.4	116.33	22,631.8	101.85
Consolidated gross margin	$3,596.0	$14.88	$(439.0)	$(1.98)
Reconciliation of consolidated gross margin to gross refining margin and gross refining margin excluding special items:
Consolidated gross margin	$3,596.0	$14.88	$(439.0)	$(1.98)
Add: Logistics operating expense	90.6	0.37	87.1	0.39
Add: Logistics depreciation expense	25.0	0.10	27.8	0.13
Less: Logistics gross margin	(273.8)	(1.13)	(282.9)	(1.27)
Add: Refining operating expense	1,970.0	8.15	1,903.0	8.56
Add: Refining depreciation expense	456.0	1.89	456.9	2.06
Gross refining margin	$5,863.8	$24.26	$1,752.9	$7.89
Special items: (3)
Add: LCM inventory adjustment	(313.0)	(1.30)	—	—
Gross refining margin excluding special items	$5,550.8	$22.96	$1,752.9	$7.89
——————————
See Notes to Non-GAAP Financial Measures.

EBITDA, EBITDA Excluding Special Items and Adjusted EBITDA
Our management uses earnings before interest, income taxes, depreciation and amortization (“EBITDA”), EBITDA excluding special items, and Adjusted EBITDA as measures of operating performance to assist in comparing performance from period to period on a consistent basis and to readily view operating trends, as a measure for planning and forecasting overall expectations and for evaluating actual results against such expectations, and in communications with our Board of Directors, creditors, analysts and investors concerning our financial performance. Our outstanding indebtedness for borrowed money and other contractual obligations also include similar measures as a basis for certain covenants under those agreements which may differ from the Adjusted EBITDA definition described below.
EBITDA, EBITDA excluding special items, and Adjusted EBITDA are not presentations made in accordance with GAAP and our computation of EBITDA, EBITDA excluding special items, and Adjusted EBITDA may vary from others in our industry. In addition, Adjusted EBITDA contains some, but not all, adjustments that are taken into account in the calculation of the components of various covenants in the agreements governing our senior notes and other credit facilities. EBITDA, EBITDA excluding special items, and Adjusted EBITDA should not be considered as alternatives to income from operations or net income as measures of operating performance. In addition, EBITDA, EBITDA excluding special items, and Adjusted EBITDA are not presented as, and should not be considered, an alternative to cash flows from operations as a measure of liquidity. Adjusted EBITDA is defined as EBITDA before adjustments for items such as stock-based compensation expense, our share of SBR interest, depreciation, and amortization expense, LCM inventory adjustment, our share of the SBR LCM inventory adjustment, expenses associated with the Martinez refinery fire, gain on insurance recoveries, costs related to RBI initiative, loss on extinguishment of debt, gain on sale of terminal assets, and certain other non-cash items. Other companies, including other companies in our industry, may calculate EBITDA, EBITDA excluding special items and Adjusted EBITDA differently than we do, limiting their usefulness as comparative measures. EBITDA, EBITDA excluding special items and Adjusted EBITDA also have limitations as analytical tools and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of these limitations include that EBITDA, EBITDA excluding special items, and Adjusted EBITDA:
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

The following tables reconcile net income (loss) as reflected in PBF Energy’s results of operations to EBITDA, EBITDA excluding special items and Adjusted EBITDA for the periods presented (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2026	2025	2026	2025
Net income (loss)	$1,543.3	$171.7	$2,658.5	$(239.6)
Add: Depreciation and amortization expense	170.6	162.7	492.5	495.5
Add: Interest expense, net	27.2	50.3	111.3	141.0
Add: Income tax expense (benefit)	503.8	64.3	876.3	(82.7)
EBITDA	$2,244.9	$449.0	$4,138.6	$314.2
Special Items (3)
Add: LCM inventory adjustment	—	—	(313.0)	—
Add: LCM inventory adjustment - SBR	—	8.5	(9.4)	(8.2)
Add: Martinez refinery fire expenses	—	14.6	34.2	123.1
Add: Gain on insurance recoveries, net	—	(250.0)	(356.5)	(439.0)
Add: Costs related to RBI initiative	11.0	7.9	29.6	21.5
Add: Loss on extinguishment of debt	28.0	—	30.2	—
Add: Gain on sale of terminal assets	—	(94.0)	—	(94.0)
EBITDA excluding special items	$2,283.9	$136.0	$3,553.7	$(82.4)

Reconciliation of EBITDA to Adjusted EBITDA:
EBITDA	$2,244.9	$449.0	$4,138.6	$314.2
Add: Stock-based compensation expense	7.8	8.4	25.2	29.8
Add: Interest, depreciation, and amortization expense - SBR (a)	9.7	8.4	31.1	32.7
Special Items: (3)
Add: LCM inventory adjustment	—	—	(313.0)	—
Add: LCM inventory adjustment - SBR	—	8.5	(9.4)	(8.2)
Add: Martinez refinery fire expenses	—	14.6	34.2	123.1
Add: Gain on insurance recoveries, net	—	(250.0)	(356.5)	(439.0)
Add: Costs related to RBI initiative	11.0	7.9	29.6	21.5
Add: Loss on extinguishment of debt	28.0	—	30.2	—
Add: Gain on sale of terminal assets	—	(94.0)	—	(94.0)
Adjusted EBITDA	$2,301.4	$152.8	$3,610.0	$(19.9)
——————————
(a) Beginning in the first quarter of 2026, our share of SBR’s interest, depreciation, and amortization expense, included in Equity (income) loss in investee on the Condensed Consolidated Statements of Operations, is treated as an adjustment included in Adjusted EBITDA. Prior-period amounts presented in the table above have been conformed to the 2026 presentation.

See Notes to Non-GAAP Financial Measures.

Net Debt to Capitalization Ratio and Net Debt to Capitalization Ratio Excluding Special Items
The total debt to capitalization ratio is calculated by dividing total debt by the sum of total debt and total equity. Total capitalization is calculated by adding total debt and total equity. This ratio is a measurement that management believes is useful to investors in analyzing our leverage. Net debt is calculated by subtracting cash and cash equivalents from total debt. We believe these measurements are also useful to investors since we have the ability to and may decide to use a portion of our cash and cash equivalents to retire or pay down our debt. Net debt and the net debt to capitalization ratio are Non-GAAP financial measures and should not be considered an alternative to any other measure of financial performance or liquidity presented in accordance with GAAP. Additionally, we have also presented the total debt to capitalization and net debt to capitalization ratios excluding the cumulative effects of special items on equity.

	September 30, 2026	December 31, 2025
Balance Sheet Data:
Cash and cash equivalents	$2,544.3	$527.9
Inventories	3,215.1	2,563.1
Total assets	17,234.0	13,019.9
Total debt	2,118.4	2,148.3
Net debt	(425.9)	1,620.4
Total equity	8,103.8	5,449.9
Total equity excluding special items (6)	6,364.5	4,143.5
Total capitalization	$10,222.2	$7,598.2

Total debt to capitalization ratio	21%	28%
Total debt to capitalization ratio, excluding special items (6)	25%	34%
Net debt to capitalization ratio *	(6)%	23%
Net debt to capitalization ratio, excluding special items * (6)	(7)%	28%

*Negative ratio exists at September 30, 2026 as cash is in excess of debt.
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
PBF Energy LCM inventory adjustment - During the nine months ended September 30, 2026, we reversed the $313.0 million LCM inventory reserve recorded at December 31, 2025. This reversal increased income from operations and net income by $313.0 million and $231.6 million, respectively, and resulted in no LCM inventory reserve at September 30, 2026. There were no such adjustments in any of the other periods presented.
SBR LCM inventory adjustment - During the nine months ended September 30, 2026, SBR reversed the $18.8 million LCM inventory reserve recorded at December 31, 2025. During the three and nine months ended September 30, 2025, SBR recorded adjustments to value its inventory to the LCM which decreased its income from operations by $17.0 million and increased its income from operations by $16.3 million, respectively. Our Equity (income) loss in investee reflects our 50% share of these adjustments. Accordingly, for the nine months ended September 30, 2026, the reversal increased our income from operations and net income by $9.4 million and $7.0 million, respectively. For the three and nine months ended September 30, 2025, these LCM adjustments decreased our income from operations by $8.5 million and increased our income from operations by $8.2 million, respectively ($6.3 million and $6.1 million, respectively, net of tax). There were no such adjustments during the three months ended September 30, 2026.
Martinez refinery fire expenses - During the nine months ended September 30, 2026, we recorded operating expenses associated with the Martinez refinery fire that decreased income from operations and net income by $34.2 million and $25.3 million, respectively. During the three and nine months ended September 30, 2025, we recorded operating expenses associated with the Martinez refinery fire that decreased income from operations by $14.6 million and $123.1 million, respectively ($10.8 million and $91.1 million, respectively, net of tax). There were no such expenses during the three months ended September 30, 2026.

Gain on insurance recoveries, net - During the nine months ended September 30, 2026, we recorded gains on insurance recoveries associated with the Martinez refinery fire that increased income from operations and net income by $356.5 million and $263.8 million, respectively. During the three and nine months ended September 30, 2025, we recorded a gain on insurance recoveries associated with the Martinez refinery fire that increased income from operations by $250.0 million and $439.0 million, respectively ($185.0 million and $324.9 million, respectively, net of tax). There was no such gain during the three months ended September 30, 2026.
Costs related to RBI initiative - During the second quarter of 2025, we launched our RBI initiative as part of our ongoing strategic efforts to extract incremental value across our business. As a result, for the three and nine months ended September 30, 2026, we recorded expenses related to the execution of this initiative that decreased income from operations by $11.0 million and $29.6 million, respectively ($8.2 million and $21.9 million, respectively, net of tax). For the three and nine months ended September 30, 2025, we recorded expenses related to the execution of this initiative that decreased income from operations by $7.9 million and $21.5 million, respectively ($5.8 million and $15.9 million, respectively, net of tax). These charges are included within General and administrative expenses.
Loss on extinguishment of debt - During the three and nine months ended September 30, 2026, we recorded a pre-tax loss on extinguishment of debt of $28.0 million and $30.2 million, respectively ($20.7 million and $22.3 million, respectively, net of tax), related to the redemption of our 2028 6.00% Senior Notes in June 2026 and our 2030 7.875% Senior Notes in September 2026, as well as the write-off of a portion of unamortized deferred financing costs associated with refinancing activities. There were no such losses in any of the other periods presented.
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
(5)    Represents weighted-average diluted shares outstanding assuming the conversion of all common stock equivalents, including options and warrants for PBF LLC Series A Units and performance share units and options for shares of PBF Energy Class A common stock as calculated under the treasury stock method (to the extent the impact of such exchange would not be anti-dilutive) for the three and nine months ended September 30, 2026 and 2025, respectively. Common stock equivalents exclude the effects of performance share units, options, and warrants to purchase 59,543 shares of PBF Energy Class A common stock and PBF LLC Series A Units because they are anti-dilutive for the nine months ended September 30, 2026 (compared with 3,635,550 and 6,857,076 shares for the three and nine months ended September 30, 2025, respectively). For periods showing a net loss, all common stock equivalents and unvested restricted stock are considered anti-dilutive.
No incremental shares attributable to the 2032 Exchangeable Notes were included in diluted weighted-average shares outstanding because the market price of the Class A common stock did not exceed the applicable exchange price during the period. Only the portion of the exchange value, if any, in excess of the principal amount of the notes may be settled in shares and result in incremental shares for diluted net income (loss) per share. Such shares are included only when their effect is dilutive and are excluded when anti-dilutive, including during periods in which the Company reports a net loss.

(6)    Total Equity excluding special items is calculated in the table below:

(in millions)	September 30, 2026	December 31, 2025
Total equity	$8,103.8	$5,449.9
Special Items (Note 3)
Add: LCM inventory adjustment	(313.0)	—
Add: LCM inventory adjustment - SBR	(9.4)	—
Add: Martinez refinery fire expenses	34.2	—
Add: Gain on insurance recoveries, net	(356.5)	—
Add: Costs related to RBI initiative	29.6	—
Add: Loss on extinguishment of debt	30.2	—
Add: Cumulative historical equity adjustments (a)	(1,753.3)	(1,753.3)
Less: Recomputed income tax on special items	598.9	446.9
Net impact of special items	(1,739.3)	(1,306.4)
Total equity excluding special items	$6,364.5	$4,143.5
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

Liquidity and Capital Resources
Overview
Our primary sources of liquidity are our cash flows from operations, cash and cash equivalents and borrowing availability under our credit facility, as described below. We believe that our cash flows from operations and available capital resources will be sufficient to meet our and our subsidiaries’ capital expenditures, working capital needs, dividend payments, debt service requirements, share repurchases under our share repurchase program, and PBF Energy’s obligations under the Tax Receivable Agreement, for the next twelve months. However, our ability to generate sufficient cash flow from operations depends, in part, on petroleum oil market pricing and general economic, political, and other factors beyond our control. As of September 30, 2026, we are in compliance with all covenants, including financial covenants, in all our debt agreements.
Cash Flow Analysis
Cash Flows from Operating Activities
Net cash provided by operating activities was $3,142.8 million for the nine months ended September 30, 2026 compared to net cash used in operating activities of $444.6 million for the nine months ended September 30, 2025. Our operating cash flows for the nine months ended September 30, 2026 include our net income of $2,658.5 million. This amount reflects a gain on insurance recoveries of $356.5 million. Of the $356.5 million insurance proceeds $102.9 million relates to operating activities. Operating cash flows also include depreciation and amortization of $506.4 million, deferred income taxes of $401.7 million, pension and other post-retirement benefits costs of $39.9 million, loss on extinguishment of debt of $30.2 million related to the redemption of the 2028 6.00% Senior Notes, 2030 7.875% Senior Notes and the write-off of a portion of unamortized deferred financing costs in connection with refinancing activities, stock-based compensation expense of $25.2 million, and a loss on sale of assets of $1.0 million, partially offset by a non-cash LCM inventory adjustment of $313.0 million, and income from equity method investment of $98.2 million. In addition, net changes in operating assets and liabilities reflected cash proceeds of $144.7 million, primarily driven by the timing of payments of accrued expenses, partially offset by the timing of collection of accounts receivable and inventory purchases. Our operating cash flows for the nine months ended September 30, 2025 included our net loss of $239.6 million. This amount reflected a gain on insurance recoveries of $439.0 million, which was net of the $61.0 million receivable that was recorded at March 31, 2025. Of the $250.0 million insurance proceeds received during the second quarter in 2025, $118.0 million related to operating activities. In addition, operating cash flows included net changes in operating assets and liabilities reflecting uses of cash of $324.9 million, primarily driven by the timing of inventory purchases, payments of accrued expenses, and payments made under the Tax Receivable Agreement, a gain on sale of assets of $94.2 million, and deferred income taxes of $84.0 million, partially offset by depreciation and amortization of $508.9 million, loss from equity method investment of $41.0 million, pension and other post-retirement benefits costs of $39.4 million, and stock-based compensation expense of $29.8 million.
Cash Flows from Investing Activities
Net cash used in investing activities was $707.8 million for the nine months ended September 30, 2026 compared to net cash used in investing activities of $459.4 million for the nine months ended September 30, 2025. Net cash used in investing activities for the nine months ended September 30, 2026 consisted primarily of capital expenditures of $594.9 million, refinery turnaround expenditures of $305.2 million, $46.5 million related to the purchase of hydrogen plants, and expenditures for other assets of $38.6 million, partially offset by insurance proceeds of $253.6 million, and a return of capital of $23.8 million from our equity method investee. The net cash used in investing activities for the nine months ended September 30, 2025 consisted of capital expenditures of $415.6 million, refinery turnaround expenditures of $296.6 million, and expenditures for other assets of $52.0 million, partially offset by proceeds from the sale of assets of $170.3 million, insurance proceeds of $132.0 million, and a return of capital from our equity method investee of $2.5 million.

Cash Flows from Financing Activities
Net cash used in financing activities was $418.6 million for the nine months ended September 30, 2026 compared to net cash provided by financing activities of $849.9 million for the nine months ended September 30, 2025. For the nine months ended September 30, 2026, net cash used in financing activities consisted of the redemption of the 2028 6.00% Senior Notes of $801.6 million, the redemption of the 2030 7.875% Senior Notes of $519.7 million, dividends and distributions of $103.3 million, net payments of our Revolving Credit Facility of $100.0 million, deferred financing costs and other of $40.9 million, payment for the 2032 Exchangeable Notes capped call of $27.7 million, payments on finance leases of $9.1 million, and payments on the Promissory Note related to the hydrogen plant purchase of $1.1 million, partially offset by cash proceeds of $550.0 million from the issuance of the 2032 Exchangeable Notes, $500.0 million from the issuance of the 2034 7.25% Senior Notes, transactions made in connection with stock-based compensation plans of $98.3 million, and net proceeds from insurance premium financing of $36.5 million. For the nine months ended September 30, 2025, net cash provided by financing activities consisted of cash proceeds of $788.5 million from the issuance of the 2030 9.875% Senior Notes, net proceeds from draws on our Revolving Credit Facility of $150.0 million, and net proceeds from insurance premium financing of $30.3 million, partially offset by dividends and distributions of $94.7 million, deferred financing costs and other of $12.7 million, payments on finance leases of $8.4 million, and transactions made in connection with stock-based compensation plans of $3.1 million.
Debt and Credit Facilities
Senior Notes
On October 26, 2026, PBF Holding redeemed all $800.0 million in aggregate principal amount of its outstanding 2030 9.875% Senior Notes at a redemption price equal to 106.67% of the aggregate principal amount thereof, plus accrued and unpaid interest up to, but excluding, the redemption date. The aggregate redemption price of the 2030 9.875% Senior Notes redeemed was approximately $853.4 million, plus accrued and unpaid interest, and was funded using cash on hand as of September 30, 2026.
On September 17, 2026, PBF Holding issued $550.0 million aggregate principal amount of 2032 Exchangeable Notes. Net proceeds from the offering were approximately $533.2 million after deducting the initial purchasers’ discounts and commissions and estimated offering expenses. PBF Holding used $27.7 million of the net proceeds to pay the cost of the capped call transactions described in “Note 4 - Credit Facilities and Debt”, and used the remaining proceeds, together with available cash, to fully repay all of the outstanding 2030 7.875% Senior Notes.
On September 24, 2026, PBF Holding redeemed all $500.0 million in aggregate principal amount of the outstanding 2030 7.875% Senior Notes at a redemption price equal to 103.938% of the aggregate principal amount thereof, plus accrued and unpaid interest up to, but excluding, the redemption date. The aggregate redemption price of the 2030 7.875% Senior Notes redeemed was approximately $519.7 million, plus accrued and unpaid interest and the applicable redemption premium.
On May 28, 2026, PBF Holding issued $500.0 million aggregate principal amount of our 2034 7.25% Senior Notes. Net proceeds from this offering were $492.1 million after deducting the initial purchasers’ discount and offering expenses. We used the net proceeds from the offering and available cash to fully redeem our outstanding 2028 6.00% Senior Notes.
On June 25, 2026, PBF Holding redeemed all of the outstanding 2028 6.00% Senior Notes at a redemption price equal to 100% of the aggregate principal amount thereof, plus accrued and unpaid interest up to, but excluding, the redemption date. The aggregate redemption price for the 2028 6.00% Senior Notes was approximately $801.6 million, plus accrued and unpaid interest.

PBF Holding Revolving Credit Facility
On September 30, 2026, we entered into the Revolving Credit Agreement. The Revolving Credit Agreement amended and restated the Prior Credit Agreement. Among other things, the Revolving Credit Agreement extended the Revolving Credit Facility through September 30, 2031, increased the maximum commitment to $4.0 billion from $3.5 billion, and reduced the commitment fees on the unused portion of the Revolving Credit Facility as compared to the Prior Credit Agreement. The interest rate on advances and the fees for letters of credit are generally consistent with the Prior Credit Agreement.
Promissory Note
On September 9, 2026, PBF LLC issued the Promissory Note, as partial consideration for the acquisition from Air Products of two hydrogen production plants located at the Torrance refinery, which provides for periodic payments through April 2039. Refer to “Note 1 - Description of the Business and Basis of Presentation” for further information. The Promissory Note was recorded as debt of approximately $341.1 million at closing.
Liquidity
As of September 30, 2026, our operational liquidity was over $5.6 billion (approximately $2.3 billion as of December 31, 2025), which consists of approximately $2.5 billion of cash, and approximately $3.1 billion of borrowing availability under our Revolving Credit Facility, which includes our cash on hand.
As of September 30, 2026, outstanding letters of credit totaled approximately $157.2 million.
We may incur additional indebtedness in the future, including secured indebtedness, subject to the satisfaction of any debt incurrence and, if applicable, lien incurrence limitation covenants in our existing financing agreements. Although we were in compliance with incurrence covenants during the nine months ended September 30, 2026, there are no assurances in the future that we will be able to meet these incurrence covenants at the time we are required to do so. Failure to meet the incurrence covenants could impose certain incremental restrictions on, among other matters, our ability to incur new debt (including secured debt) and also may limit the extent to which we may pay future dividends, make acquisitions or investments, repurchase our outstanding debt or stock or incur new liens.
Share Repurchases
Our Board of Directors has authorized the repurchase of PBF Energy Class A common stock (as amended from time to time, the “Repurchase Program”). The Repurchase Program allows for share repurchases up to $1.75 billion and does not have an expiration date. To date, we have purchased approximately 24,113,897 shares of PBF Energy Class A common stock under the Repurchase Program for $1,018.0 million, inclusive of commissions paid, through open market transactions. We may make additional share repurchases in the future, but we are not obligated to purchase any shares under the Repurchase Program, and repurchases could be suspended or discontinued at any time without prior notice.
Working Capital
Our working capital at September 30, 2026 was $2,990.6 million, consisting of $8,031.2 million in total current assets, and $5,040.6 million in total current liabilities. Our working capital at December 31, 2025 was approximately $782.5 million, consisting of $4,451.8 million in total current assets, and $3,669.3 million in total current liabilities.

Capital Spending
Capital spending was $685.1 million for the nine months ended September 30, 2026, net of $300.1 million in costs related to the rebuild of units damaged in the Martinez refinery fire that were reimbursed by insurance proceeds and costs related to the Hydrogen Plants Asset Purchase. Net capital spend was primarily comprised of annual maintenance and turnaround activities across our refineries, including a planned turnaround at the Torrance, Martinez and Paulsboro refineries. Capital spending also included costs associated with safety-related enhancements and facility improvements at our refineries and logistics assets, as well as expenditures to meet environmental, regulatory and safety requirements. After careful evaluation and safety inspections, we moved the Martinez hydrocracker complex turnaround from the second quarter to the end of the third quarter. Additionally, after further diligent review, we elected to move the planned fourth quarter turnarounds at both Chalmette and Toledo to 2027. As a result, we revised our 2026 capital expenditure guidance to $825.0 million to $875.0 million for the year, excluding capital related to the Martinez refinery rebuild and costs related to the Hydrogen Plants Asset Purchase.
Hydrogen Plants Asset Purchase
On September 9, 2026, PBF LLC closed on the Hydrogen Plants Asset Purchase with Air Products, to acquire two hydrogen production plants located at the Torrance refinery that were previously subject to operating lease arrangements. Upon closing, PBF LLC became the owner of the hydrogen plants, which, following a transition period with Air Products, will be operated by its subsidiary, Torrance Refining.
The consideration for the Hydrogen Plants Asset Purchase included a cash payment of $44.8 million at closing, plus related transaction costs, and the Promissory Note of approximately $341.1 million. Refer to “Note 1 - Description of the Business and Basis of Presentation” and “Note 4 - Credit Facilities and Debt” of our Notes to Condensed Consolidated Financial Statements, for further information.
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
During the nine months ended September 30, 2026, we received $356.5 million of unallocated insurance proceeds. Since the date of the Martinez refinery fire, we have received cumulative insurance proceeds, net of deductibles and retentions, of $1.25 billion. We expect to be able to negotiate final settlement of the claim by year end with the final installment anticipated in a similar range to previous installment payments. The timing and amount of any agreed future interim payments will be dependent on the quantum of actual, covered expenditures and calculated losses.
Crude and Feedstock Supply Agreements
We currently purchase all of our crude and feedstock needs from various suppliers, primarily through short-term and spot market agreements.

Tax Receivable Agreement Obligation
PBF Energy has recognized, as of both September 30, 2026 and December 31, 2025, a liability for the Tax Receivable Agreement of $168.2 million, reflecting the estimated undiscounted amounts that PBF Energy expects to pay under the agreement, net of any deferred tax asset valuation allowance recognized in accordance with Accounting Standards Codification (“ASC”) 740, Income Taxes. As future taxable income is recorded, increases in PBF Energy’s Tax Receivable Agreement liability may be necessary in conjunction with the revaluation of deferred tax assets. If PBF Energy does not have taxable income, PBF Energy generally is not required (absent a change of control or circumstances requiring an early termination payment) to make payments under the Tax Receivable Agreement for that taxable year because no benefit will have been actually realized. However, any tax benefits that do not result in realized benefits in a given tax year will likely generate tax attributes that may be utilized to generate benefits in previous or future tax years. The utilization of such tax attributes will result in payments under the Tax Receivable Agreement.
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
Dividends and Distributions
PBF Energy
On October 29, 2026, PBF Energy announced a dividend of $0.325 per share on outstanding PBF Energy Class A common stock. The dividend is payable on November 24, 2026 to PBF Energy Class A common stockholders of record at the close of business on November 12, 2026. PBF LLC intends to make pro-rata distributions of approximately $39.7 million, or $0.325 per unit to its members, including PBF Energy, which in turn intends to use this distribution to fund the dividend payments to the stockholders of PBF Energy.
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
At September 30, 2026 and December 31, 2025, we had gross open commodity derivative contracts representing 39.1 million barrels and 9.9 million barrels, respectively, with an unrealized net loss of $20.0 million and unrealized net gain of $10.4 million, respectively. The open commodity derivative contracts as of September 30, 2026 expire at various times during 2026 and 2027.
We carry inventories of crude oil, intermediates, and refined products (“hydrocarbon inventories”) on our Condensed Consolidated Balance Sheets, the values of which are subject to fluctuations in market prices. Our hydrocarbon inventories totaled approximately 37.2 million and 34.0 million barrels as of September 30, 2026 and December 31, 2025, respectively. The average cost of our hydrocarbon inventories was approximately $81.37 and $79.36 per barrel on a LIFO basis at September 30, 2026 and December 31, 2025, respectively. The results as of December 31, 2025 exclude the net impact of a $313.0 million LCM inventory adjustment. At September 30, 2026, the replacement value of inventory exceeded the LIFO carrying value, resulting in the full reversal of the previously recorded LCM inventory reserve. If market prices of our inventory decline to a level below our average cost, we may be required to write down the carrying value of our hydrocarbon inventories to market.
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
Interest Rate Risk
The maximum commitment under our Revolving Credit Facility is $4.0 billion. Borrowings under the Revolving Credit Facility bear interest either at the Alternative Base Rate plus the Applicable Margin or at the Term SOFR plus the Applicable Margin, all as defined in the Revolving Credit Agreement. At September 30, 2026, we had no outstanding balance in variable interest debt. If this facility were fully drawn, a 1.0% change in the interest rate would increase or decrease our interest expense by approximately $28.8 million annually.
Credit Risk
We are subject to risk of losses resulting from nonpayment or nonperformance by our counterparties. We continue to closely monitor the creditworthiness of customers to whom we grant credit and establish credit limits in accordance with our credit policy.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We conducted evaluations, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”)) as of September 30, 2026. Based upon these evaluations, as required by Exchange Act Rule 13a-15(b), the principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective as of September 30, 2026.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal controls over financial reporting during the quarter ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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
On November 24, 2022, the Martinez refinery experienced a catalyst release. An investigation is being conducted by the Department of Justice (“DOJ”), the United States Attorney’s Office (“USAO”), and the EPA. At this time, the potential liabilities, including regulatory penalties, arising from the incident are unknown, and the full financial impact of this incident cannot reasonably be estimated.
In connection with the Martinez refinery fire, investigations are being conducted by various regulatory agencies, including the California Department of Industrial Relations - the Division of Occupational Safety and Health, the Bay Area Air District (“BAAD”), the Contra Costa County, the DOJ, the USAO, and the EPA. There are uncertainties around these inquiries and investigations and potential results and consequences, including whether any financial penalties will be assessed or changes to the operations of the Martinez refinery will result therefrom. To date, the BAAD has issued a total of twenty-two (22) NOVs relating to the Martinez refinery fire. At this time, the potential liabilities, including regulatory penalties, arising from the incident are unknown, and the full financial impact of this incident cannot reasonably be estimated.
On February 17, 2017, in Arnold Goldstein, et al. v. Exxon Mobil Corporation, et al., we and PBF LLC, PBF Western Region LLC (“PBF Western Region”), Torrance Refining and the manager of our Torrance refinery along with Exxon Mobil Corporation (“ExxonMobil”) were named as defendants in a putative class action filed in the Superior Court of California, County of Los Angeles, alleging negligence, nuisance, trespass, and strict liability claims arising from a February 18, 2015 electrostatic precipitator (“ESP”) explosion at the Torrance refinery, which at the time was owned and operated by ExxonMobil, and subsequent operations by Torrance Refining after the acquisition of the Torrance refinery in July 2016. To the extent the claims relate to the ESP explosion, ExxonMobil retained responsibility for any resulting liabilities pursuant to the agreement relating to the acquisition of the Torrance refinery. On July 2, 2018, the Court granted leave for plaintiffs to file a second amended complaint alleging groundwater contamination and added an additional plaintiff, Youssef. On October 15, 2019, the Court granted certification of two limited classes of with Youssef as the sole class representative and named plaintiff, related to trespass claims for ground contamination (“Ground Subclass”) and nuisance for air emissions (“Air Subclass”). On May 5, 2021, the Court granted leave for plaintiffs to a third amended complaint to substitute Navarro for Youssef. On July 5, 2022, the Court issued a final order ruling that plaintiffs’ motion to substitute Navarro as class Representative was denied and decertifying both of plaintiffs’ proposed Air and Ground Subclasses. The order provided that the case will proceed with Navarro as the sole plaintiff. On October 30, 2023, plaintiff appealed the Court’s ruling to the Ninth Circuit. On April 15, 2025, the

Ninth Circuit issued a ruling that reversed the Court’s dismissal of the individual trespass claim and vacated the decertification of the Ground Subclass. The Ninth Circuit, however, affirmed the Court’s grant of summary judgment as to plaintiff’s individual nuisance claims and decertification of the Air Subclass. On August 12, 2025, the Ninth Circuit remanded the case back to the Court regarding the trespass claim and Ground Subclass decertification for reconsideration. On March 23, 2026, the Court agreed that further briefing is required regarding class representative substitution and renewed class certification for the Ground Subclass. On June 30, 2026, plaintiff filed a fifth amended complaint. On July 24, 2026, we filed a motion to strike portions of the complaint. On August 3, 2026, plaintiff filed its opposition to our motion. On August 10, 2026, we filed our reply to plaintiff’s opposition. On October 6, 2026, the Court granted our motion and ordered plaintiff to file a corrected fifth amended complaint with the stricken portions omitted, which they filed on October 19, 2026. Our response to the fifth amended complaint is currently due November 2, 2026. We intend to continue to defend this matter vigorously. Based on information currently available, we do not believe that the ultimate resolution of this matter will have a material adverse effect on our financial position, results of operations, or cash flows.
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

Item 1A. Risk Factors
The following risk factors supplement and/or update the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025:
The accounting method for the 2032 Exchangeable Notes could adversely affect our financial condition and consolidated financial results.
The accounting method for reflecting the 2032 Exchangeable Notes on our Condensed Consolidated Balance Sheets, recognizing amortized interest expense, and reflecting the underlying shares of common stock in diluted earnings per share could adversely affect our reported earnings, financial condition, and liquidity.
In accordance with GAAP, the 2032 Exchangeable Notes, are reflected as a liability on our Condensed Consolidated Balance Sheets, with an initial carrying amount equal to the principal amount of the 2032 Exchangeable Notes, net of issuance costs. The issuance costs are treated as a debt discount for accounting purposes, and amortized into interest expense over the term of the 2032 Exchangeable Notes. As a result of this amortization, the interest expense recognized for accounting purposes will be greater than the cash interest payments on the 2032 Exchangeable Notes, which will result in lower reported income.
In addition, we expect that the shares underlying the 2032 Exchangeable Notes will be reflected in our diluted earnings per share using the “if-converted” method. Under that method, diluted earnings per share would generally be calculated assuming that all of the 2032 Exchangeable Notes were exchanged solely into shares of common stock at the beginning of the reporting period, unless the result would be anti-dilutive. The application of the if-converted method may reduce our reported diluted earnings per share. However, if the principal amount of the exchangeable debt security being exchanged is required to be paid in cash (as with the 2032 Exchangeable Notes) and only the excess is permitted to be settled in shares, the if-converted method will produce a similar result as the “treasury stock” method. Because the principal amount of the 2032 Exchangeable Notes upon exchange is required to be paid in cash, and only the excess is permitted to be settled in shares, the effect of the treasury stock method is that the shares issuable upon exchange of such notes are not included in the calculation of diluted earnings per share except to the extent that the exchange value of such 2032 Exchangeable Notes exceeds their principal amount. As a result, our earnings per share could be lower than it would be if the issuers had not issued the 2032 Exchangeable Notes, even at times when the 2032 Exchangeable Notes are not exchangeable but the exchange value of such 2032 Exchangeable Notes exceeds their principal amount. The requirement that the principal amount of the 2032 Exchangeable Notes upon exchange must be paid in cash could adversely affect the issuers’ liquidity.
Furthermore, if any of the conditions to the exchangeability of the 2032 Exchangeable Notes are satisfied, then we (and the issuers) may be required under GAAP to reclassify the liability carrying value of the 2032 Exchangeable Notes as a current, rather than a long-term, liability. This reclassification could be required even if no noteholders exchange their 2032 Exchangeable Notes, and could materially reduce our (and the issuers’) reported consolidated working capital.
We are subject to risks related to the capped call transactions.
In connection with the pricing of the 2032 Exchangeable Notes, PBF Holding and PBF Holding’s wholly-owned subsidiary, PBF Finance Corporation (together with PBF Holding, the “Issuers”) and PBF Energy entered into capped call transactions with certain of the initial purchasers of the 2032 Exchangeable Notes or their respective affiliates and certain other financial institutions (the “Option Counterparties”). The capped call transactions cover, subject to anti-dilution adjustments substantially similar to those applicable to the 2032 Exchangeable Notes, the number of shares of Class A common stock initially underlying the 2032 Exchangeable Notes, and are intended generally to reduce potential dilution to the Class A common stock upon exchange of the 2032 Exchangeable Notes and/or offset certain cash payments the Issuers may be required to make in excess of the principal amount of exchanged 2032 Exchangeable Notes, in each case subject to a cap.

The Option Counterparties are, or are affiliates of, financial institutions, and we are subject to the risk that they might default under the capped call transactions. Our exposure to the credit risk of the Option Counterparties will not be secured by any collateral. Global economic conditions have from time to time resulted in the actual or perceived failure or financial difficulties of many financial institutions. If an Option Counterparty becomes subject to insolvency proceedings, then we would become unsecured creditors in those proceedings with a claim equal to our exposure at that time under our transactions with that option counterparty. Our exposure will depend on many factors, and can provide no assurances as to the financial stability or viability of the Option Counterparties.
In addition, upon a default by an Option Counterparty, we may suffer adverse tax consequences and there may be more dilution than currently anticipated with respect to our Class A common stock.
The capped call transactions are complex, and they may not operate as planned. For example, the terms of the capped call transactions may be subject to adjustment, modification or, in some cases, renegotiation if certain corporate or other transactions occur. Accordingly, these transactions may not operate as we intend if the terms of the capped call transactions are adjusted as a result of transactions in the future or upon unanticipated developments that may adversely affect the functioning of the capped call transactions.
In addition, the option counterparties and/or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our Class A common stock and/or purchasing or selling our Class A common stock in secondary market transactions prior to the maturity of the 2032 Exchangeable Notes (and are likely to do so (x) during any observation period related to an exchange of 2032 Exchangeable Notes, following any redemption of 2032 Exchangeable Notes by the Issuers or following any repurchase of 2032 Exchangeable Notes by the Issuers in connection with any fundamental change and (y) following any repurchase of the 2032 Exchangeable Notes by the Issuers other than in connection with any such redemption or any fundamental change if the Issuers elect to unwind a corresponding portion of the capped call transactions in connection with such repurchase). This activity could cause or avoid an increase or a decrease in the market price of our Class A common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Exchange of PBF LLC Series A Units to PBF Energy Class A Common Stock
In the three months ended September 30, 2026, a total of 32,795 PBF LLC Series A Units were exchanged for 32,795 shares of PBF Energy Class A common stock in transactions exempt from registration under Section 4(a)(2) of the Securities Act, none of which were made by our executive officers or directors. We received no other consideration in connection with these exchanges.
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
During the three and nine months ended September 30, 2026, we did not purchase any shares of PBF Energy Class A common stock under the Repurchase Program. Approximately $732.0 million of shares remain available for purchase under the plan.

Item 5. Other Information
Securities Trading Plans of Directors and Executive Officers
During the three months ended September 30, 2026, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of PBF Energy securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits
The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this report and such Exhibit Index is incorporated herein by reference.
EXHIBIT INDEX

Exhibit Number	Description

4.1	Indenture dated as of September 17, 2026, among PBF Holding Company LLC, PBF Finance Corporation, PBF Energy Inc., the guarantors named therein and U.S. Bank Trust Company, National Association, as trustee. (incorporated by reference to Exhibit 4.1 of PBF Energy Inc.’s Current Report on Form 8-K dated September 17, 2026 (File No. 001-35764)).

4.2	Form of 0% Exchangeable Senior Note due 2032 (incorporated by reference to Exhibit 4.2 of PBF Energy Inc.’s Current Report on Form 8-K dated September 17, 2026 (File No. 001-35764)).

10.1	Registration Rights Agreement dated September 17, 2026, among PBF Holding Company LLC, PBF Finance Corporation, PBF Energy Inc., and the Representative named therein (incorporated by reference to Exhibit 10.1 of PBF Energy Inc.’s Current Report on Form 8-K dated September 17, 2026 (File No. 001-35764)).

10.2	Form of Capped Call Transaction Confirmation (incorporated by reference to Exhibit 10.2 of PBF Energy Inc.’s Current Report on Form 8-K dated September 17, 2026 (File No. 001-35764)).

10.3	Amended and Restated Senior Secured Revolving Credit Agreement, dated September 30, 2026 (incorporated by reference to Exhibit 10.1 of PBF Energy Inc.’s Current Report on Form 8-K dated October 1, 2026 (File No. 001-35764)).

31.1*	Certification of Matthew C. Lucey, Chief Executive Officer of PBF Energy Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Joseph Marino, Chief Financial Officer of PBF Energy Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1* (1)	Certification of Matthew C. Lucey, Chief Executive Officer of PBF Energy Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2* (1)	Certification of Joseph Marino, Chief Financial Officer of PBF Energy Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
———————

*	Filed herewith.
(1)	This exhibit should not be deemed to be “filed” for purposes of Section 18 of the Exchange Act.
Pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, PBF Energy has omitted from the foregoing list of exhibits, and hereby agrees to furnish to the SEC upon its request, copies of certain instruments, each relating to long-term debt not exceeding ten percent of the total assets of PBF Energy and its subsidiaries on a consolidated basis.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PBF Energy Inc.

Date:	October 29, 2026	By:	/s/ Joseph Marino
Joseph Marino Senior Vice President, Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)